Form 10-Q
period 2025-09-30
Rice Acquisition Corp 3
filed 2025-11-03
CIK 2074872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42883

RICE ACQUISITION CORPORATION 3

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1863122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 East Main Street, Second Story Carnegie, Pennsylvania	15106
(Address of principal executive offices)	(Zip Code)

(412) 228-1801

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-sixth of one redeemable warrant	KRSP U	New York Stock Exchange
Class A ordinary share, $0.0001 par value	KRSP	New York Stock Exchange
Warrants, exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KRSP WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 3, 2025, there were 34,502,500 Class A ordinary shares, $0.0001 par value, and 11,500,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page
Part I - Financial Information
Item 1. Interim Financial Statements.	1
Condensed Consolidated Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from June 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2025 and for the Period from June 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the Period from June 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4. Controls and Procedures.	25
Part II - Other Information
Item 1. Legal Proceedings.	26
Item 1A. Risk Factors.	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities.	27
Item 4. Mine Safety Disclosures.	27
Item 5. Other Information.	27
Item 6. Exhibits.	28
Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets
Current assets
Cash	$10,650,422
Prepaid expenses	15,000
Total current assets	10,665,422
Deferred offering costs	2,783,074
Total Assets	$13,448,496

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$383,526
Due to related parties	10,650,000
Promissory note - related party	257,036
Total current liabilities	11,290,562
Deferred legal fee	2,223,666
Total Liabilities	13,514,228

Commitments and Contingencies (Note 5)

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value per share; 300,000,000 shares authorized; 2,500 issued or outstanding	—
Class B ordinary shares, $0.0001 par value per share; 30,000,000 shares authorized; 11,500,100 shares issued and outstanding(1)(2)	1,150
Additional paid-in capital	23,850
Accumulated deficit	(88,204)
Total Rice Acquisition Corporation 3 deficit	(63,204)
Non-controlling interest in subsidiary	(2,528)
Total Shareholders’ Deficit	(65,732)
Total Liabilities and Shareholders’ Deficit	$13,448,496

(1)	This number includes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering (as defined below) on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco (as defined below) are no longer subject to forfeiture (see Note 4).

(2)	In September 2025, the Company (as defined below) effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the initial shareholders, which include the Sponsor (as defined below), currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (see Note 4).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from June 6, 2025 (Inception) Through September 30,
	2025	2025
Formation, general, and administrative costs	$66,787	$91,732
Net loss	(66,787)	(91,732)

Net loss attributable to non-controlling interest	(2,569)	(3,528)
Net loss attributable to Rice Acquisition Corporation 3	$(64,218)	$(88,204)

Basic and diluted weighted average Class A ordinary shares outstanding	2,500	2,500
Basic and diluted net loss per Class A ordinary share	(0.01)	(0.01)
Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	10,000,100	10,000,100
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	This number excludes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture (see Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the initial shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (see Note 4).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Subsidiary	Deficit
Balance — June 6, 2025	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class A and Class B ordinary shares to Sponsor(1)(2)	2,500	—	11,500,100	1,150	23,850	—	—	25,000

Issuance of Units in subsidiary to Sponsor	—	—	—	—	—	—	1,000	1,000

Net loss	—	—	—	—	—	(23,986)	(959)	(24,945)

Balance – June 30, 2025 (unaudited)	2,500	—	11,500,100	1,150	23,850	(23,986)	41	1,055

Net loss	—	—	—	—		(64,218)	(2,569)	(66,787)

Balance – September 30, 2025 (unaudited)	2,500	$—	11,500,100	$1,150	$23,850	$(88,204)	$(2,528)	$(65,732)

(1)	This number includes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture (see Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the initial shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (see Note 4).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(91,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation, general, and administrative costs paid through promissory note – related party	75,770
Formation costs applied to prepaid expenses contributed by the Sponsor	16,384
Net cash provided by operating activities	422

Cash Flows from Financing Activities:
Due to related parties	10,650,000
Net cash provided by financing activities	10,650,000

Net Change in Cash	10,650,422
Cash – Beginning of period	—
Cash – End of period	$10,650,422

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued offering costs	$383,526
Deferred offering costs included in deferred legal fees	$2,223,666
Deferred offering costs paid through promissory note – related party	$162,266
Deferred offering costs applied to prepaid expenses contributed by the Sponsor	$13,616
Prepaid expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	$25,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class A Units of Opco	$1,000
Prepaid expenses contributed by Sponsor through promissory note – related party	$19,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Rice Acquisition Corporation 3 is a blank check company incorporated as a Cayman Islands exempted company on June 6, 2025. As used herein, “the Company” refers to Rice Acquisition Corporation 3 and its subsidiary, Rice Acquisition Holdings 3 LLC (“Opco”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 6, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 2, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 34,500,000 units ((each a “Unit” and collectively, the “Units”) and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-sixth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Company’s sponsor is Rice Acquisition Sponsor 3 LLC, a Delaware limited liability company (the “Sponsor”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 10,650,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), including 900,000 Private Placement Warrants issued as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate, in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one of the Company’s Class A ordinary shares.

Transaction costs amounted to $23,330,776, consisting of $6,900,000 of cash underwriting fee, $13,368,750 of maximum deferred underwriting fee, and $3,062,026 of other offering costs.

Following the closing of the Initial Public Offering, the Public Shareholders (as defined below) hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A units of Opco. By contrast, the Initial Shareholders (as defined below) own Founder Securities (as defined below) and Sponsor Securities (as defined below) which include direct economic interests in Opco in the form of Class A and Class B units of Opco and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Following the closing of the Initial Public Offering on October 2, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account (“Trust Account”) located in the United States with Odyssey Transfer and Trust Company, acting as trustee. The funds may (i) only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, (ii) be held as uninvested cash or (iii) be held in an interest or non-interest bearing bank demand deposit account or other accounts at a bank, until the earlier of: (a) the completion of a Business Combination and (b) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting fee the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of our Founder Securities and Sponsor Securities prior to this offering, including our officers and directors to the extent they hold such securities (the “Initial Shareholders”), have agreed to vote their Founder Securities and Sponsor Securities (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Securities and Public Shares in connection with the completion of a Business Combination.

These Public Shares are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company is unable to complete a Business Combination within 24 months (or 27 months if the Sponsor exercises its three-month extension option) from the closing of the Initial Public Offering (the “Combination Period”) or if the Company’s board of directors approves an earlier liquidation, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes of the Company or Opco, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period, or if the Company’s board of directors approves an earlier liquidation.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Pursuant to the Second Amended and Restated Limited Liability Agreement of Opco (the “Opco LLC Agreement”) and a letter agreement that the Sponsor, and the Company’s officers and directors have entered into with the Company, the Sponsor and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to their Founder Securities and Sponsor Securities, (ii) to waive their redemption rights with respect to their Founder Securities, Sponsor Securities and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period or if the Company’s board approves an earlier liquidation, (iii) that they will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Securities or Sponsor Securities they hold if the Company fails to consummate an initial Business Combination within the Combination Period(although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period), and (iv) that in certain circumstances the Class B units of Opco will have more limited rights to current or liquidating distributions from the Company.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared and presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The unaudited condensed consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”) under the VIE provisions of FASB ASC 810, Consolidation (“ASC 810”). Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 2, 2025, as well as the Company’s Current Report on Form 8-K as filed with the SEC on October 8, 2025. The interim results for the three months ended September 30, 2025 and for the period from June 6, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Variable Interest Entity

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a VIE. The Company consolidates a VIE’s balance sheet and results of operations into the consolidated financial statements when the Company is the primary beneficiary that meets both of the following criteria: (1) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that in either case could potentially be significant to the VIE.

The Company continually reassesses where it is the primary beneficiary of a VIE for the consolidation analysis. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in accordance with applicable U.S. GAAP. Please refer to Note 8 for more details.

The Company will reconsider whether an entity is still a VIE if certain reconsideration events occur as defined in ASC 810.

Non-controlling Interest

Non-controlling interest represents the portion of equity not attributable to the Company and is reported as a separate component of shareholders’ deficit on the unaudited condensed consolidated balance sheet. Net loss for the consolidated VIE is attributed to the Company and to a non-controlling interest holder on the unaudited condensed consolidated statements of operations based on respective capital balances.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). At September 30, 2025, the Company had cash of $10,650,422 and a working capital deficit of $625,140.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed consolidated financial statements. At October 2, 2025, the Initial Public Offering closing date, the Company had cash of $3,700,422 and working capital of $2,909,569.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $10,650,422 of cash and no cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet, primarily due to their short-term nature.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. At the Initial Public Offering closing date, offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants are charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation are accounted for under equity treatment. As of October 2, 2025, the Initial Public Offering closing date, transaction costs amounted to $23,330,776, consisting of $6,900,000 of cash underwriting fee, $13,368,750 of maximum deferred underwriting fee, and $3,062,026 of other offering costs.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC Topic 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed consolidated financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed consolidated balance sheet date.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with FASB ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Forward Purchase Agreement

On August 25, 2025, the Company entered into the Forward Purchase Agreement (as defined below) (see Note 4). The Company accounted for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in FASB ASC 815-40. The Forward Purchase Agreement is a freestanding instrument that is indexed to the issuer’s own stock, mandatorily settleable in shares, contains no problematic cash settlement or variability features, and is not subject to FASB ASC 480 liability treatment. As such, the instrument is classified as permanent equity under FASB ASC 815-40. In accordance with FASB ASC 815-40-35-2 and as a result of the Forward Purchase Agreement initially being classified as permanent equity under Section 815-40-25, the Forward Purchase Agreement will continue to be accounted for within permanent equity as long as the Forward Purchase Agreement continues to meet the permanent equity classification requirements. Subsequent changes in fair value of the Forward Purchase Agreement will not be recognized as long as the Forward Purchase Agreement continues to meet the permanent equity classification requirements.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average ordinary shares at September 30, 2025 were reduced for the effect of an aggregate of 1,500,000 Class B ordinary shares that would have been subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 6, 2025, inception date.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on October 2, 2025, the Company sold 34,500,000 Units, including 4,500,000 Units as a result of the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, or an aggregate of $345,000,000. Each Unit consists of one Class A ordinary share, and one-sixth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Securities and Sponsor Securities

On June 20, 2025, the Sponsor received 9,487,500 Class B units of Opco for no consideration and purchased 9,487,500 corresponding Class B ordinary shares of the Company, par value $0.0001, 2,500 of the Company’s Class A ordinary shares, 100 Class A units of Opco and 100 corresponding Class B ordinary shares of the Company for aggregate consideration of $26,000. Of the aggregate consideration, Opco received $1,000 for the Class A units and the Company received $25,000 for the Class A ordinary shares and the Class B ordinary shares. The Company then subscribed and paid for 2,500 Class A units of Opco for $25,000.

On September 16, 2025, in exchange for their services as independent directors through the Company’s initial Business Combination, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees for approximately $0.000105 per share. The transfer of the Founder Securities (as defined below) to the holders are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Securities assigned to the holders on September 16, 2025 was $188,100 or $2.09 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Subsequently in September 2025, due to an increase in the size of the Initial Public Offering, the Company effected a share capitalization of 2,012,500 Class B ordinary shares and Opco effected an additional issuance of 2,012,500 Class B units of Opco.

As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company, 11,500,000 Class B units of Opco, 100 Class A units of Opco and 2,500 Class A ordinary shares of the Company. All share and per-share amounts have been retroactively restated.

The Sponsor had agreed to forfeit up to 1,500,000 Founder Securities to the extent that the over-allotment option was not exercised in full by the underwriter. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Securities would represent approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any shares issuable upon exercise of any warrants). On October 1, 2025, the underwriters exercised their over-allotment option in full which settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture.

The Sponsor and the Company’s directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Securities, and any of the Company’s Class A ordinary shares acquired upon exchange of the Founder Securities, until the earliest of: (i) six months after the completion of the initial Business Combination, and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, Company’s directors and executive officers with respect to any Founder Securities.

The Company refers to the 11,500,000 Class B units of Opco (or the Class A units of Opco into which such Class B units are expected to convert), together with a corresponding number of the Company’s Class B ordinary shares, collectively as the “Founder Securities.”

The Company refers to the 100 Class A units of Opco, together with a corresponding number of the Company’s Class B ordinary shares, and the 2,500 Class A ordinary shares of the Company purchased by the Sponsor in a private placement prior to the Initial Public Offering collectively as the “Sponsor Securities.”

The Class A units of Opco that comprise the Founder Securities and Sponsor Securities will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for the Company’s Class A ordinary shares after the completion of initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. Each Class B ordinary share has no economic rights but entitles its holder to one vote. Prior to the completion of an initial Business Combination, only holders of the Company’s Class B ordinary shares will be entitled to vote on the appointment of directors or in a vote to transfer the Company by way of continuation in a jurisdiction outside the Cayman Islands.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor, pursuant to a written agreement purchased in a private placement an aggregate of 10,650,000 Private Placement Warrants, including 900,000 Private Placement Warrants as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate. Each whole Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. If the Company does not complete a Business Combination within the Combination Period, or if the board approves an earlier liquidation, the portion of the proceeds from the sale of the Private Placement warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Promissory Note — Related Party

On June 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of June 30, 2026 or the completion of the Initial Public Offering. As of September 30, 2025, the Company borrowed a total of $257,036 under the Note and is due on demand. On October 17, 2025, the Company fully paid the outstanding balance of the Note, and the borrowings under the Note are no longer available (see Note 10).

Due to Related Parties

On September 30, 2025, in anticipation of the Company’s sale of Private Placement Warrants in a private placement to occur simultaneously with the closing of the Initial Public Offering, the Sponsor transferred to the Company the aggregate of $10,650,000 and reflected in the Company’s unaudited condensed consolidated balance sheet under due to related parties. On October 2, 2025, there was no outstanding balance under due to related parties as the sale of the Private Placement Warrants was completed (see Note 10).

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on October 1, 2025, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services provided to the Company and certain legal expenses of the Sponsor or related to its formation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2025, nothing has been accrued under this agreement.

Forward Purchase Agreement

In contemplation of the Initial Public Offering, on August 25, 2025, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Shalennial Acquisition Sponsor 3 LLC (“Rice Sponsor”) and Mercuria Energy Group Holding, SA (“Mercuria Sponsor”), whereby they have agreed to purchase 3,000,000 Class A ordinary shares and 7,000,000 Class A ordinary shares (collectively, the “forward purchase shares”), respectively, at a price of $10.00 per share for an aggregate purchase price of $100,000,000 in a private placement that will close substantially concurrently with the consummation of the initial Business Combination. The forward purchase shares to be sold will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have registration rights. The funds from the sale of the forward purchase shares will be used to fund a portion of the purchase price of the initial Business Combination and/or for the working capital needs of the post-business combination company. The obligations to purchase forward purchase shares under the Forward Purchase Agreement are independent of the percentage of shareholders electing to redeem their Public Shares and will provide the Company with an increased minimum funding level for the initial Business Combination. Each of Rice Sponsor and Mercuria Sponsor, both of whom are members of the Sponsor, may transfer the obligation to purchase the shares, in whole or in part, to their respective affiliates. In addition, Mercuria Sponsor may terminate its commitment to purchase forward purchase shares at any time in its sole discretion; and as such, there can be no assurance that Mercuria Sponsor will acquire any forward purchase shares. In the event of such termination, in connection with the consummation of the Company’s initial Business Combination, 100% of Mercuria Sponsor’s membership interest in the Sponsor will be automatically redeemed by the Sponsor in exchange for a distribution to Mercuria Sponsor in an amount in cash equal to its unreturned capital contributions with respect to the Sponsor.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

On August 25, 2025, the fair value of the Forward Purchase Agreement was $1,168,054 or $0.117 per share.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Sponsor Securities, Founder Securities, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or exchange of the Founder Securities issued upon exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon exchange of the Founder Securities) are entitled to registration rights pursuant to a registration rights agreement entered into prior to the consummation of the Initial Public Offering (in the case of the Founder Securities, only after they become exchangeable for Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 1, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 4,500,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate due to the underwriter’s exercise of their over-allotment option in full, paid at closing of the Initial Public Offering. In addition, $0.3875 per Unit, or approximately $13,368,750 in the aggregate, is the maximum amount that will be payable to the underwriters for deferred underwriting fee. The deferred underwriting commissions will range from $0 to approximately $13.4 million, depending on the number of Public Shares that remain outstanding following consummation of the Company’s initial Business Combination, as further described in the underwriting agreement. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

Certain of the Company’s legal counsel agreed to defer their fees that were in excess of $350,000 and originally due to be paid in connection with the consummation of the Initial Public Offering. The deferred fee will become payable, and its amount will be determined, in connection with the Company’s completion of a Business Combination or liquidation.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2025, there were 2,500 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 11,500,100 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

Class A and Class B Units of Opco — For each Class B ordinary share of Rice Acquisition Corporation 3, there is a corresponding Class A or Class B unit of Opco. In connection with the initial Business Combination, or in certain circumstances described in the Opco LLC Agreement at specified times thereafter, the Class B units of Opco are expected to convert into Class A units of Opco on a one-for-one basis, subject to adjustment. The Class A units will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for the Company’s Class A ordinary shares after the time of the Company’s initial Business Combination on a one-for-one basis. The Class B ordinary shares comprising the Founder Securities and Sponsor Securities cannot be transferred without transferring a corresponding number of Class A units or Class B units of Opco, as applicable, and vice versa. Additionally, the Class B units that the Sponsor holds in the Opco were issued for no consideration and are profit interests only, no non-controlling interest will be ascribed to these Class B units.

On September 16, 2025, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the independent directors (at the time of issuance, director-nominees) in exchange for their services as independent directors through the Company’s initial Business Combination; the Sponsor also transferred a corresponding number of its Class B ordinary shares to the Company’s independent directors. Subsequently in September 2025, due to an increase in the size of the Initial Public Offering, the Company effected a share capitalization of 2,012,500 Class B ordinary shares and Opco effected an additional issuance of 2,012,500 Class B units of Opco.

As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company, 11,500,000 Class B units of Opco, 100 Class A units of Opco and 2,500 Class A ordinary shares of the Company. All share and per-share amounts have been retroactively restated.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

As of October 2, 2025, there were an aggregate of 34,502,600 Class A units of Opco outstanding (34,502,500 Class A units held by Rice Acquisition Corporation 3 and 100 Class A units held by the Sponsor) and 11,500,000 Class B units of Opco outstanding.

Warrants — As of September 30, 2025, there were no Public Warrants and Private Placement Warrants issued and outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Upon the exercise of a warrant to purchase one Class A ordinary share, the Company will exercise a corresponding warrant to acquire one Class A unit of Opco.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Securities held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and, in the case of the Public Warrants only, the $18.00 per share redemption trigger price described under “Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Redemption of Public Warrants:

Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company calls the warrants for redemption for cash as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Except as described below and in the private warrant agreement, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The Private Placement Warrants (including the Class A ordinary shares or Class A units of Opco (and corresponding Class B ordinary shares) issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, except, among other limited exceptions, and will not be redeemable by the Company.

Upon the exercise of a warrant to purchase one Class A ordinary share, the Company will exercise a corresponding warrant to acquire one Class A unit of Opco.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their condensed consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

SEPTEMBER 30, 2025
Deferred offering costs	$2,783,074

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,	FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH SEPTEMBER 30,
	2025	2025
Formation, general, and administrative costs	$66,787	$91,732

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Note 8 — Variable Interest Entity

The Company consolidates a VIE when the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE, which could potentially be significant to the VIE, and, as a result, are considered the primary beneficiary of the VIE.

Opco — On June 10, 2025, the Company formed and registered a subsidiary, Opco, a Cayman Islands limited liability company, pursuant to the Limited Liabilities Companies Act (As Revised) (the “Act”) for the sole purposes of effecting the initial Business Combination. On June 20, 2025, Opco issued 100 Class A units to the Sponsor in exchange for $1,000, 2,500 Class A units to the Company in exchange for $25,000, and 9,487,500 Class B units to the Sponsor for no consideration. Only Class A units of Opco provide holders voting rights.

On September 16, 2025, in exchange for their services as independent directors through the Company’s initial Business Combination, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees. Subsequently in September 2025, due to an increase in the size of the Initial Public Offering, the Company effected a share recapitalization of 2,012,500 Class B ordinary shares and Opco effected an additional issuance of 2,012,500 Class B units of Opco.

As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,000 Class B units, 100 Class A units of Opco and 2,500 Class A ordinary shares of the Company. All share and per-share amounts have been retroactively restated.

Pursuant to the Opco LLC Agreement, the Company was designated as the manager of Opco, granting the Company with the power to direct the activities that most significantly affect Opco’s economic performance without requiring any approval of Opco’s members. The Opco LLC Agreement provides that profits and losses of Opco be allocated pro rata to each member’s respective capital balance.

The Company concluded that the Company had a variable interest in Opco as the Company has the power to direct the activities that most significantly impact the economic performance of Opco and the obligation to absorb losses or the right to receive benefits of Opco. Therefore, the Company is the primary beneficiary of Opco and is required to consolidate Opco.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Forward Purchase Agreement entered on August 25, 2025 is $1,168,054, or $0.117 per forward purchase share. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Forward Purchase Agreement on initial recognition:

August 25, 2025
Underlying share price	$9.92
Contract price	$10.00
Share forward price	$10.72
Expected term to De-SPAC	2.10 years
Risk-free rate	3.66%
Probability of De-SPAC and implied market adjustment	17.60%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 2, 2025, the Company consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 10,650,000 Private Placement Warrants, including 900,000 Private Placement Warrants issued as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate, in a private placement to the Sponsor.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Commencing on October 1, 2025, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services provided to the Company and certain legal expenses of the Sponsor or related to its formation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Following the closing of the Initial Public Offering on October 2, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the Trust Account located in the United States with Odyssey Transfer and Trust Company, acting as trustee.

On October 2, 2025, there was no outstanding balance under due to related parties as the sale of the Private Placement Warrants was completed.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate due to the underwriter’s exercise of their over-allotment option in full, paid at closing of the Initial Public Offering. In addition, $0.3875 per Unit, or approximately $13,368,750 in the aggregate, is the maximum amount that will be payable to the underwriters for deferred underwriting fee. The deferred underwriting commissions will range from $0 to approximately $13.4 million, depending on the number of Public Shares that remain outstanding following consummation of the Company’s initial Business Combination, as further described in the underwriting agreement. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 17, 2025, the Company fully paid the outstanding balance of the Note and the borrowings under the Note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rice Acquisition Corporation 3, and references in this Quarterly Report to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its Initial Public Offering, which was filed with the SEC on October 2, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 6, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 6, 2025 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $66,787, which consisted of formation, general, and administrative costs.

For the period from June 6, 2025 (inception) through September 30, 2025, we had a net loss $91,732, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

For the period from June 6, 2025 (inception) through September 30, 2025, cash provided by operating activities was $422. Net losses of $91,732 were offset by payment of formation, general, and administrative costs of $75,770 using funds loaned to us under the promissory note from the Sponsor, and formation costs applied to prepaid expenses contributed by the Sponsor of $16,384.

Subsequent to the quarterly period covered by this Quarterly Report, on October 2, 2025, we consummated the Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 10,650,000 Private Placement Warrants, including 900,000 Private Placement Warrants issued as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate, in a private placement to the Sponsor.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $345,000,000 was placed in the Trust Account. We incurred $23,330,776, consisting of $6,900,000 of cash underwriting fee, $13,368,750 of maximum deferred underwriting fee, and $3,062,026 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete a Business Combination. We may withdraw interest income earned on the funds held in the Trust Account to fund our working capital requirements, subject to an annual limit of 5.0% of the interest earned on the funds held in the Trust Account, or to pay our franchise and income taxes (such amounts in the aggregate, “permitted withdrawals”), if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account (if any) will be sufficient to fund any permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to additional forward purchase agreements, non-redemption or backstop agreements we may enter into.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 1, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 4,500,000 Units at a price of $10.00 per Unit.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For information about our risk factors, see the “Risk Factors” section in our final prospectus for the Initial Public Offering, which was filed with the SEC on October 2, 2025. Any of the factors described therein could result in a significant or material adverse effect on our business, financial condition and operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 20, 2025, the Sponsor was issued 9,487,500 Class B units of Opco for no consideration and purchased 9,487,500 corresponding Class B ordinary shares of the Company, 2,500 of the Company’s Class A ordinary shares, 100 Class A units of Opco and 100 corresponding Class B ordinary shares of the Company for aggregate consideration of $26,000. Of the aggregate consideration, Opco received $1,000 for the Class A units and the Company received $25,000 for the Class A ordinary shares and the Class B ordinary shares. The Company then subscribed and paid for 2,500 Class A units of Opco for $25,000.

On September 16, 2025, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees for approximately $0.000105 per share.

Also on September 16, 2025, due to an increase in the size of the Initial Public Offering, the Company effected a share capitalization of 2,012,500 Class B ordinary shares and Opco effected an additional issuance of 2,012,500 Class B units of Opco.

The Class B units of Opco are expected to convert into Class A units of Opco in connection with, or in certain circumstances described in the Opco LLC Agreement at specified times after, our initial business combination on a one-for-one basis, subject to adjustment as provided in the Opco LLC Agreement. The Class A units of Opco will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for the Company’s Class A ordinary shares after the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided in the Opco LLC Agreement.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D, and each of the Sponsor’s equity holders is an accredited investor under Rule 501 of Regulation D.

Use of Proceeds from the Initial Public Offering

Subsequent to the quarterly period covered by this Quarterly Report, on October 2, 2025, we consummated the Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-289938), which became effective on September 30, 2025.

Barclays Capital Inc. and Jefferies LLC acted as joint bookrunning managers for the offering. Estimated offering expenses, excluding underwriting discounts, were approximately $2.5 million, and underwriting discounts were approximately $20.3 million. The underwriters of the Initial Public Offering have agreed to defer an amount ranging from $0 to $13,368,750 of the total underwriting commissions (the “Deferred Discount”), which such amount will depend on the number of Class A ordinary shares sold as part of the units in the Initial Public Offering that remain outstanding following consummation of the Business Combination. The Deferred Discount shall be paid to the underwriters from the funds held in the Trust Account upon and concurrently with the consummation of the Business Combination; provided, however, that if no Business Combination is consummated within the time period provided in the Trust Agreement and the funds held under the Trust Agreement are distributed to the Public Shareholders, (i) the underwriters will forfeit any rights or claims to the Deferred Discount and (ii) the trustee under the Trust Agreement is authorized to distribute the Deferred Discount to the Public Shareholders on a pro rata basis.

There has been no material change in the planned use of proceeds from such use as described in our final prospectus for the Initial Public Offering, which was filed with the SEC on October 2, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.1	Public Warrant Agreement, dated September 30, 2025, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.2	Private Warrant Agreement, dated September 30, 2025, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.1	Private Placement Warrants Purchase Agreement, dated September 30, 2025, by and among the Company, Opco and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.2	Letter Agreement, dated September 30, 2025, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.3	Investment Management Trust Agreement, dated September 30, 2025, by and among the Company, Opco and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.4	Registration Rights Agreement, dated September 30, 2025, by and among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.5	Administrative Services Agreement, dated September 30, 2025, by and among the Company, Opco and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.6	Second Amended and Restated Limited Liability Company Agreement of Opco, dated September 30, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.7	Form of Indemnity Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (filed herewith as Exhibit 101).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICE ACQUISITION CORPORATION 3

Date: November 3, 2025	By:	/s/ J. Kyle Derham
	Name:	J. Kyle Derham
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)