Form 10-K
period 2025-12-31
Rice Acquisition Corp 3
filed 2026-03-19
CIK 2074872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

001-42883
(Commission File Number)

RICE ACQUISITION CORPORATION 3

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1863122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

102 East Main Street, Second Story Carnegie, Pennsylvania	15106
(Address of principal executive offices)	(Zip Code)

(412) 228-1801

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-sixth of one redeemable warrant	KRSP U	New York Stock Exchange
Class A ordinary shares, $0.0001 par value	KRSP	New York Stock Exchange
Warrants, exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KRSP WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was not a public company, and therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s units began trading on the New York Stock Exchange on October 1, 2025, and the registrant’s Class A ordinary shares and warrants that comprise the units began separate trading on the New York Stock Exchange on November 21, 2025 at the option of the holders thereof.

As of March 13, 2026, there were 34,502,500 Class A ordinary shares and 11,500,100 Class B ordinary shares issued and outstanding.

Documents incorporated by reference: None

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to an acquisition opportunity jointly with our sponsor, or one or more affiliates, including Rice Investment Group, Mercuria and/or one or more of their portfolio companies;

●	“board” are to our board of directors;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” are to (i) October 2, 2027, the period ending on the date that is 24 months from the closing of our initial public offering, or January 2, 2028, the period ending 27 months from the closing of our initial public offering, if our sponsor exercises its one-time option to extend our term by three months, the period by which we must complete an initial business combination, or such earlier liquidation date as our board of directors may approve, or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association;

●	“equity-linked securities” are to any securities of our company or any of our subsidiaries that are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any securities issued by our company or any of our subsidiaries that are pledged to secure any obligation of any holder to purchase equity securities of our company or any of our subsidiaries, and including Opco units;

●

“founder securities” are to, collectively, the Class B units of Opco initially issued in a private placement to our sponsor prior to our initial public offering (or the Class A units of Opco into which such Class B units will convert) and a corresponding number of our non-economic Class B ordinary shares;

●	“initial shareholders” are to the holders of our founder securities and sponsor securities prior to our initial public offering, including our officers and directors to the extent they held such units or shares;

●	“management” or our “management team” are to our officers and directors;

●	“Mercuria” are to Mercuria Energy Group Limited, the parent entity of Mercuria Sponsor and its controlled subsidiaries;

●	“Mercuria Sponsor” are to Mercuria Energy Group Holding, SA, which holds 50% of the equity interests of our sponsor and is owned by Mercuria;

●	“NYSE” are to the New York Stock Exchange;

●	“Opco” is to Rice Acquisition Holdings 3 LLC, a Cayman Islands limited liability company;

●	“Opco LLC Agreement” is to the Second Amended and Restated Limited Liability Company Agreement of Opco, entered into in connection with our initial public offering;

●	“Opco units” are to the Class A units and Class B units of Opco;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“private placement warrants” are to the 10,650,000 warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and each member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Rice Investment Group” are to a multi-strategy fund controlled by the Rice family and certain members of our management that is focused on a diverse array of energy related investments, including energy transition investments;

●	“Rice Sponsor” are to Shalennial Acquisition Sponsor 3 LLC, a Delaware limited liability company, that owns 50% of the equity interests of our sponsor and is owned by Rice Investment Group, certain members of our management and other individuals;

●	“sponsor” are to Rice Acquisition Sponsor 3 LLC, a Delaware limited liability company. Our sponsor’s equity interests are 50% owned by Rice Sponsor and 50% owned by Mercuria Sponsor, and is an affiliate of Rice Investment Group and Mercuria;

●	“sponsor securities” are to, collectively, the 100 Class A units of Opco and corresponding number of our non-economic Class B ordinary shares (which together are exchangeable into Class A ordinary shares on a one-for-one basis) and the 2,500 Class A ordinary shares purchased by our sponsor in a private placement prior to our initial public offering;

●	“trust account” are to the account that holds the net proceeds of our initial public offering and certain of the proceeds from the sale of the private placement warrants and proceeds of its investments, located in the United States with Odyssey Transfer and Trust Company acting as trustee;

●	“warrants” are to our private placement warrants, warrants we issue to our sponsor upon conversion of working capital loans (if any) and our public warrants; and

●	“we,” “us,” “our,” the “company” or “our company” are to Rice Acquisition Corporation 3, a Cayman Islands exempted company, and, as the context requires, Opco.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete an initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the heading “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

●	Past performance by the Rice family, Rice Investment Group and its portfolio companies, Rice Acquisition Corp. (“Rice I”), a blank check company, Rice Acquisition Corp. II (“Rice II”), a blank check company, Mercuria and its portfolio companies or our management team or their respective affiliates may not be indicative of future performance of an investment in the company, and we may be unable to provide positive returns to shareholders.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Our public shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination within 24 months (or 27 months if our sponsor exercises its three-month extension option) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, macroeconomic uncertainty, potential tariffs imposed by the United States or other countries, inflation and U.S. Federal Reserve interest rate adjustments in response thereto, and the volatility in the debt and equity markets.

●	We may not be able to consummate an initial business combination within 24 months (or 27 months if our sponsor exercises its three-month extension option) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive their pro rata portion of funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

v

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public float of our Class A ordinary shares or public warrants.

●	Certain of our officers and directors have direct and indirect economic interests in us and/or our sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Our investors do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, our investors may be forced to sell their public shares or public warrants, potentially at a loss.

●	Members of our management team and board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may become involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us and may impede our ability to consummate an initial business combination.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our investors are not entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a public shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, they will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate during the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

PART I

Item 1.	Business

Overview

We are a blank check company incorporated on June 6, 2025, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our “initial business combination.” We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

On June 20, 2025, our sponsor received 9,487,500 Class B units of Opco for no consideration and purchased 9,487,500 of the company’s Class B ordinary shares, par value $0.0001, 2,500 of the company’s Class A ordinary shares, 100 Class A units of Opco and 100 corresponding class B ordinary shares of the company for aggregate consideration of $26,000. Of the aggregate consideration, Opco received $1,000 for the Class A units and the company received $25,000 for the Class A ordinary shares and the Class B ordinary shares. The company then subscribed and paid for 2,500 Class A units of Opco for $25,000. In September 2025, in exchange for their services as independent directors through the company’s initial business combination, our sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the company’s independent director nominees. Our sponsor transferred a corresponding number of the company’s Class B ordinary shares to the company’s independent directors for approximately $0.000105 per share. Subsequently in September 2025, the company effected a share capitalization, and Opco effected an additional issuance, resulting in an aggregate of 11,500,100 Class B ordinary shares and 11,500,000 Class B units of Opco outstanding, of which our sponsor owned 11,410,100 of the company’s Class B ordinary shares and 11,410,000 Class B units of Opco. Upon a liquidation of Opco, distributions generally will be made to the holders of Opco units on a pro rata basis, subject to certain limitations with respect to the Class B units of Opco, including that, prior to the completion of the initial business combination, such Class B units will not be entitled to participate in a liquidating distribution.

On October 2, 2025, we consummated our initial public offering of 34,500,000 units, which included the full exercise of the underwriters’ option to purchase an additional 4,500,000 units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $23.3 million, consisting of $6.9 million of cash underwriting fees, approximately $13.4 million of maximum deferred underwriting fees, and approximately $3.1 million of other offering costs. Each unit consists of one Class A ordinary share and one-sixth of one redeemable warrant (each redeemable warrant, a “public warrant”). A shareholder must hold six public units in order to receive one whole public warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 10,650,000 private placement warrants at a price of $1.00 per private placement warrant to our sponsor, generating proceeds of $10.65 million. Each private placement warrant is exercisable to purchase one Class A ordinary share or one Class A unit of Opco together with a corresponding non-economic Class B ordinary share of the company.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, $345,000,000, including $13,368,750 (which constitutes the maximum deferred discount payable to the underwriters of our initial public offering), has been deposited into the trust account. Except with respect to interest earned on the funds held in the trust account that may be released to Opco to fund its and the company’s working capital requirements, subject to an annual limit of 5.0% of the interest earned on the funds held in the trust account, or pay franchise and income tax obligations of the company or Opco, the funds held in the trust account will not be released from the trust account until the earliest to occur of (i) the completion of the company’s initial business combination, (ii) the redemption of any public shares tendered in connection with a shareholder vote to approve an amendment to the company’s amended and restated memorandum and articles of association to modify the substance or timing of the company’s obligation to provide the public shareholders the right to have their public shares redeemed in connection with the company’s initial business combination or to redeem 100% of the public shares if the company has not completed its initial business combination within 24 months (or 27 months if the sponsor exercises its three-month extension option) from the closing of the initial public offering or if the board approves an earlier liquidation and (iii) the redemption of the outstanding public shares if the company has not consummated its initial business combination within the completion window or if the board approves an earlier liquidation, subject to applicable law.

Market Opportunity

We intend to focus our search for a target business in the energy sector. Specifically, although we may pursue an acquisition opportunity in any business industry or sector, we plan to concentrate our search on the areas of upstream oil and gas, power generation, energy infrastructure, and critical metals and minerals. Our management’s history and track record of owning and building successful energy companies provides us with unique and differentiated insights into how the energy value chain is changing to accommodate the growing and increasingly dynamic energy demands of the future.

Electricity demand is projected to grow nearly 50% by 2040, driven primarily by new industrial demand and AI computing needs. We believe this rapid growth requires a multi-pronged strategy of developing natural resources, rapidly deploying reliable power generation both on- and off-grid, constructing new energy infrastructure, and securing U.S. dominance in data centers, metals and mining, and manufacturing.

While demand for natural resources continues to rise, new sources of supply remain constrained. Natural gas is increasingly critical for meeting power demand from data centers, industrial growth, and liquified natural gas (“LNG”) exports. Oil demand is expected to grow modestly, but high-quality unconventional inventories are dwindling. To satisfy this demand, we believe an opportunity exists to consolidate and grow production in non-core unconventional basins. In addition, we believe in the opportunity to increase production in conventional basins by employing low-risk, high-return development opportunities such as multi-laterals and Enhanced Oil Recovery (“EOR”).

The surge in power demand underscores the need for reliable, dispatchable power with a particular emphasis on speed to market. We believe there is an opportunity to aggregate and optimize underutilized brownfield power assets. In addition, various clean, firm technologies including geothermal, nuclear, and waste-to-power are likely to play a key role in long-term power needs.

The expansion of energy production, power generation, and LNG exports requires significant investment in energy infrastructure. We see opportunity in consolidating natural gas brownfield and greenfield storage projects to enable LNG growth and reduce grid volatility. In addition, certain large-scale CO2 infrastructure assets enable the expansion of EOR and carbon sequestration. Select greenfield LNG developments in the U.S. and Canada may also represent attractive opportunities.

Finally, securing U.S. leadership in data centers, metals and mining, and onshore manufacturing is becoming a strategic national priority. Favorable trade dynamics, geopolitical conditions, and supportive government incentives are fueling investment in these areas, creating opportunities aligned with our platform.

Business Strategy

Our acquisition and value creation strategy will be to identify, acquire and, after our initial business combination, build a company whose principal effort is functioning efficiently within the energy value chain while generating attractive risk-adjusted returns for our shareholders. Our acquisition strategy will leverage our management team’s, Rice Investment Group’s and Mercuria’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the renewable and energy industries could effect a positive transformation or augmentation of existing businesses or properties. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition.

We plan to utilize the network and industry experience of our management team, Rice Investment Group and Mercuria in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates, including Rice Investment Group and Mercuria, have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending community relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. Our management team and board have an extensive network of contacts they will leverage in their efforts in identifying an attractive target with operations in the energy sector. We believe this existing network and long history of working together are advantages in sourcing potential business combination targets. We also believe that our management team’s reputation, experience and track record will make us a preferred counterparty for public and private companies with operations in the energy sector. We also believe many privately held and publicly traded companies consider both Rice Investment Group and Mercuria to be trustworthy partners and recognize each firm’s ability to support value and enhance returns.

Our acquisition and value creation strategy will be to identify, acquire and, after our initial business combination, build a company whose principal effort is functioning efficiently within the energy value chain while generating attractive risk-adjusted returns for our shareholders. Our acquisition strategy will leverage our management team’s, Rice Investment Group’s and Mercuria’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the renewable and energy industries could effect a positive transformation or augmentation of existing businesses or properties. Our goal is to build a focused business with multiple competitive advantages that have the potential to improve the target business’s overall value proposition. We plan to utilize the network and industry experience of our management team, Rice Investment Group and Mercuria in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates, including Rice Investment Group and Mercuria, have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. In addition to industry and lending community relationships, we plan to leverage relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities.

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, it will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, we do not anticipate that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may pursue an acquisition opportunity jointly with our sponsor, or one or more affiliates, including Rice Investment Group, Mercuria and/or one or more of their respective portfolio companies, which we refer to as an Affiliated Joint Acquisition. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Our sponsor and its affiliates have no obligation to make any such investment and may compete with us for potential business combinations. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder securities, issuances or deemed issuances of our Class A ordinary shares or equity-linked securities would result in an adjustment to the number of Class A units of Opco into which the Class B units of Opco are expected to convert (unless the holders of a majority of the outstanding founder securities agree to waive such adjustment with respect to any such issuance or deemed issuance) so that, after all founder securities have been exchanged for our Class A ordinary shares, the aggregate number of our Class A ordinary shares received by our initial shareholders in exchange for founder securities would equal, on an as converted basis, approximately 25% of the sum of the total outstanding ordinary shares issued upon the completion of our initial public offering plus all of our Class A ordinary shares and equity-linked securities issued or deemed issued in connection with, or in certain circumstances described in the Opco LLC Agreement at specified times after, the business combination (excluding (i) any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and (ii) any shares issuable upon exercise of any warrants).

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to additional forward purchase agreements, non-redemption or backstop agreements we may enter into during the completion window. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. Such financing could impact unaffiliated security holders in several ways. For instance, if equity or convertible securities are issued, it may dilute the ownership interests of unaffiliated security holders, reducing proportional voting power and economic interest. The issuance of additional securities could also adversely affect the market price of our securities, particularly if the terms are unfavorable. If debt financing is incurred, the resulting financial obligations could limit operational flexibility and negatively impact the value of existing securities. Additionally, financing through new securities may alter the security holder base and impact control dynamics. Although we do not intend to seek additional financing at this time, if needed at some point in the future, we will carefully evaluate financing options. For more information, see “Risk Factors — Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination — We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.”

We anticipate structuring our initial business combination either (i) in such a way so that we will control 100% of the equity interests or assets of the target business or businesses or (ii) in such a way so that we control less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete a business combination if we control 50% or more of the outstanding voting securities of the target or otherwise are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if we control 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If we control less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is controlled is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Further, as the competition for attractive business combination targets increases, the availability of attractive targets may become more scarce. Because of our limited resources and such increased competition for business combination opportunities, including from other special purpose acquisition companies (“SPACs”) or other entities having a similar business objective to us, it may be more difficult for us to complete our initial business combination or negotiate attractive terms for our initial business combination. Depending on who our competitors will be when negotiating a business combination transaction, we may also be at a competitive disadvantage in successfully negotiating an initial business combination. See “Risk Factors — Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination — Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless” for more information.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with or from a company that is affiliated with our sponsor, officers or directors, including a portfolio company of Rice Investment Group or Mercuria, or from entering into an agreement with our sponsor, officers or directors or their affiliates with respect to the operation of any business we acquire in connection with the initial business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Such conflicts of interest in connection with a business combination with a business affiliated with our sponsor, executive officers or directors include conflicts related to the additional fiduciary and contractual duties that our officers or directors may have (as further described in the next paragraph) and conflicts resulting from our officers’ and directors’ indirect ownership in the founder securities and private placement warrants held by our sponsor and the effective price at which such securities were purchased by the sponsor and which may result in the selection of an acquisition target that subsequently declines in value and is unprofitable for public shareholders (while still profitable from our sponsor’s, directors’ and officers’ perspective) instead of not consummating a business combination at all or with a different business combination target. Our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future SPACs they may be involved in and investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Rice Investment Group, Mercuria and certain companies in which Rice Investment Group, Mercuria or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future SPACs they may be involved in and any current or future Rice Investment Group or Mercuria funds or other investment vehicles), he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Rice Investment Group or Mercuria may be suitable for both us and a current or future Rice Investment Group or Mercuria fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, may first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Rice Investment Group, Mercuria, our respective founders or any members of our board who are also employed by Rice Investment Group or Mercuria or their respective affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of those entities.

Although affiliates of our founders, directors and officers or entities, to which they have fiduciary obligations, including Rice Investment Group or Mercuria or certain of their current or future investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Rice Investment Group or Mercuria, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g., companies in the energy or energy-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing SPAC or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our founders, directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

Further, members of our management team and our independent directors directly or indirectly own founder securities, sponsor securities and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations unless and until we consummate an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into during the completion window or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to additional forward purchase agreements, non-redemption or backstop agreements we may enter into during the completion window. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. Such financing could impact unaffiliated security holders in several ways. For instance, if equity or convertible securities are issued, it may dilute the ownership interests of unaffiliated security holders, reducing proportional voting power and economic interest. The issuance of additional securities could also adversely affect the market price of our securities, particularly if the terms are unfavorable. If debt financing is incurred, the resulting financial obligations could limit operational flexibility and negatively impact the value of existing securities. Additionally, financing through new securities may alter the security holder base and impact control dynamics.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of $20,000 per month for office space, utilities, secretarial and administrative services and certain legal expenses of our sponsor or related to its formation, and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with or from a company that is affiliated with our sponsor, officers or directors, including a portfolio company of Rice Investment Group or Mercuria, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors or their affiliates, including Rice Investment Group or Mercuria and/or one or more of their respective portfolio companies. We are also not prohibited from entering into an agreement with our sponsor, officers or directors or their affiliates with respect to the operation of any business we acquire in connection with the initial business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Report entitled “Certain Relationships and Related Transactions, and Director Independence,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Additionally, our sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of Our Initial Business Combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

In any case, we will only complete an initial business combination in which we control 50% or more of the outstanding voting securities of the target or otherwise are not required to register as an investment company under the Investment Company Act. If we control less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are controlled is what will be valued for purposes of the NYSE’s 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals, if any), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Pursuant to the Opco LLC Agreement and a letter agreement that our sponsor, officers and directors have entered into with us, they have agreed that any founder securities and sponsor securities held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any public shares held by them in connection with the completion of our initial business combination.

Because of our “Up-C” structure, Rice Acquisition Corporation 3 owns 34,502,500 Class A units of Opco which is equivalent to the number of our Class A ordinary shares outstanding after our initial public offering. Further, Opco holds all of our material assets, including the trust account (Rice Acquisition Corporation 3 used the proceeds received from our initial public offering to purchase Class A units and warrants in Opco and Opco deposited such proceeds into the trust account). Thus, pursuant to our amended and restated memorandum and articles of association, in connection with the redemption of any public shares, a corresponding number of Class A units of Opco held by us will also be redeemed.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we hold a shareholder vote to approve our initial business combination, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder securities, sponsor securities and public shares in favor of our initial business combination (other than public shares purchase after the company publicly announces its intention to engage in such proposed initial business combination). As a result, in addition to our initial shareholders’ founder securities and sponsor securities, we would need 11,498,701, or approximately 33.3% (assuming all issued and outstanding ordinary shares are voted), of the 34,500,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, we would not need any of the 34,500,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction or votes at all. Our amended and restated memorandum and articles of association requires that at least five days’ notice will be given of any such general meeting.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares sold in our initial public offering, without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the public shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the public shares sold in our initial public offering) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 24 months from the closing of our initial public offering, with one three-month extension at the option of our sponsor, to consummate an initial business combination. If we have not consummated an initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals, if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the completion window. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Pursuant to the Opco LLC Agreement and a letter agreement that our sponsor, officers and directors have entered into with us, they have agreed that any founder securities and sponsor securities held by them are not entitled to liquidating distributions from the trust account, and they will not be entitled to any such rights to liquidating distributions for any founder securities or sponsor securities if we fail to consummate an initial business combination within the completion window. However, our sponsor, officers or directors will be entitled to liquidating distributions from the trust account with respect to any public shares they acquired after our initial public offering if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 2, 2027, or January 2, 2028 if our sponsor exercises its three-month exercise option, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals, if any), divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any officer or director, or any other person.

All costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining as part of the estimated $2,500,000 of cash held outside of the trust account, although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

 If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure public shareholders that the actual per-share redemption amount received by them will not be less than $10.00. While we intend to pay such amounts, if any, there is no assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representatives of the underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations of the company, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representatives of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, there is no assurance that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay tax obligations of the company, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and there is no assurance that our sponsor would be able to satisfy those obligations. Accordingly, there is no assurance that the actual value of the per-share redemption price will not be less than $10.00 per public share due to claims of creditors.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $2,500,000 in funds held outside of the trust account and the proceeds from the sale of private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, up to $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, there is no assurance that we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. There is no assurance that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by October 2, 2027, or January 2, 2028 if our sponsor exercises its three-month exercise option, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Our Management Team; Employees and Human Capital Resources

We do not intend to have any full-time employees prior to the completion of our initial business combination, and we currently have three individual independent contractor service providers for our various officer positions. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See the section of this Report entitled “Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Corporate Information

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeded $250 million as of the prior June 30th, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeded $700 million as of the prior June 30th.

Our corporate website address is https://ricespac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report unless express stated otherwise.

Item 1A.	Risk Factors

Set forth below are the material factors that make an investment in us speculative or risky. However, the risks and uncertainties described below are not the only ones we face, and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, or that may apply generically to any company, may also become important factors that adversely affect our business. If any of the events or circumstances described below actually occur, the trading price of our securities could decline, and investors could lose all or part of their investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a recently formed blank check company with no operating history and no revenues.

We are a recently formed company with no operating results. Because we lack an operating history, there is no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by the Rice family, Rice Investment Group and its portfolio companies, Rice I, Rice II, Mercuria and its portfolio companies and our management team may not be indicative of future performance of an investment in the company, and we may be unable to provide positive returns to shareholders.

Information regarding performance by, or businesses associated with, the Rice family, Rice Investment Group and its portfolio companies, Rice I, Rice II, Mercuria and its portfolio companies and our management team is presented for informational purposes only. Past performance by the Rice family, Rice Investment Group and its portfolio companies, Rice I, Rice II, Mercuria and its portfolio companies or our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Potential investors should not rely on the historical record of the Rice family, Rice Investment Group and its portfolio companies, Rice I, Rice II, Mercuria and its portfolio companies or our management team as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Our public shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

Since our board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, our public shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, approximately 25% of our outstanding ordinary shares following our initial public offering (excluding any shares issuable upon exercise of any warrants). Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder securities and sponsor securities, assuming all issued and outstanding ordinary shares are voted, we would need 11,498,701, or approximately 33.3%, of the 34,500,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, we would not need any of the 34,500,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Our investors do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, investors may be forced to sell their public shares or public warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window and (iii) the redemption of our public shares if we have not consummated an initial business within the completion window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the completion window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate an investment in us, an investor may be forced to sell their public shares or public warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions, such as the payment of expenses incurred in connection with the business combination. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions, and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that public shareholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, public shareholders would not receive their pro rata portion of the funds in the trust account until we liquidate the trust account. If a public shareholder is in need of immediate liquidity, it could attempt to sell its shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, a public shareholder may suffer a material loss on its investment or lose the benefit of funds expected in connection with our redemption until we liquidate or it is able to sell its shares in the open market.

The requirement that we consummate an initial business combination within 24 months (or 27 months if our sponsor exercises its three-month extension option) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months (or 27 months if our sponsor exercises its three-month extension option) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, macroeconomic uncertainty, tariffs imposed by the United States or other countries, inflation and U.S. Federal Reserve interest rate adjustments in response thereto, and the volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including wars (such as the Russia-Ukraine conflict and the Israel-Hamas conflict), terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (CFIUS), or may be ultimately prohibited.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited. Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our sponsor owns approximately 25% of our issued and outstanding ordinary shares (excluding any shares issuable upon exercise of any warrants). Our sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations. We do not believe that we have any substantial ties with a foreign person, and we do not expect that a transaction by us would necessarily require or warrant CFIUS review. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the completion window, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our founder securities may become worthless and our warrants may expire worthless.

We may not be able to consummate an initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, but not limited to, the war between Russia and Ukraine and the Israel-Hamas conflict.

If we have not consummated an initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals, if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public float of our Class A ordinary shares or warrants.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors and their affiliates may purchase units, public shares, equity-linked securities or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire units, public shares or warrants or not redeem their public shares, including such public shares included in public units. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of securities our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase units, public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase units, public shares or warrants from public shareholders after the announcement of our initial business combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate during the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $2,500,000 is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate for at least the duration of the completion window; however, there is no assurance that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not be able to adequately ascertain or assess all of the significant risk factors. Moreover, there is no assurance that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike some other similarly structured blank check companies, the conversion ratio by which Class B units convert into Class A units may be adjusted if we issue shares to consummate an initial business combination.

The founder securities consist of Class B units of Opco (and any Class A units of Opco into which such Class B units are converted) and a corresponding number of our Class B ordinary shares, which together are exchangeable for our Class A ordinary shares on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for our Class A ordinary shares are issued or deemed issued in excess of the amounts sold in our initial public offering and related to the closing of our initial business combination, the number of Class A units of Opco into which the Class B units of Opco are expected to convert may be adjusted so that, after all founder securities have been exchanged for Class A ordinary shares, the aggregate number of our Class A ordinary shares received by our initial shareholders in exchange for founder securities would equal approximately 25% of our total outstanding Class A ordinary shares upon completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding (i) any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and (ii) any shares issuable upon exercise of any warrants). In addition, the number of outstanding Class B ordinary shares will be adjusted through a share split or share dividend so that the total number of outstanding Class B ordinary shares corresponds to the total number of Class A units of Opco outstanding (other than those held by Rice Acquisition Corporation 3) plus the total number of Class A units of Opco into which the Class B units of Opco are entitled to convert.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We can provide no assurances that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our public warrant agreement will require a vote of holders of at least 50% of the public warrants, and amending our private placement warrant agreement requires a vote of holders of at least 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered, we would register, or seek an exemption from registration for, the affected securities.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that other shareholders do not support.

After the closing of our initial public offering, our initial shareholders own approximately 25% of our issued and outstanding ordinary shares (excluding any shares issuable upon exercise of any warrants). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that other shareholders do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this will increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board, whose members were elected by our sponsor, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board, only a minority of the board will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, prior to the completion of our initial business combination, only holders of our Class B ordinary shares are entitled to vote on transferring the company by way of continuation to a jurisdiction outside the Cayman Islands.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

Even if we conduct due diligence on a target business with which we combine, this diligence may not surface all material issues with a particular target business. In addition, factors outside of the target business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, investors in us prior to our initial business combination will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses of special purpose acquisition companies have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination and which will range from $0 to approximately $13.4 million, depending on the number of public shares that remain outstanding following consummation of our initial business combination. The fact that the underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our second Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, collectively beneficially own, on an as-converted basis, 25% of our issued and outstanding ordinary shares (excluding any shares issuable upon exercise of any warrants), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which a shareholder does not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals, if any), divided by the number of the then-outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our current officers may not remain in their positions following our initial business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. There is no assurance that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Certain agreements entered into in connection with our initial public offering may be amended or waived without shareholder approval.

Certain agreements entered into in connection with our initial public offering, including the underwriting agreement; the letter agreement among us and our initial shareholders, officers and directors; the registration rights agreement among us and our initial shareholders; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor, may be amended or waived without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder securities, private placement warrants and any other securities held by our initial shareholders, officers and/or directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $334,131,250 that we may use to complete our initial business combination, assuming no public shareholders exercise their redemption rights and after taking into account the approximately $13.4 million of deferred underwriting commissions being held in the trust account and the offering expenses of our initial public offering. We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination within the completion window, our public shareholders may be forced to wait beyond such completion window before redemption from our trust account.

If we have not consummated an initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals, if any, and less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may become involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us and may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. For example, Mr. Derham, our Chief Executive Officer and director, has been named as a defendant in two civil lawsuits. One lawsuit alleges that Mr. Derham (and other defendants) aided and abetted alleged breaches of fiduciary duty by certain directors and officers of Noble Environmental, Inc. in connection with Aria Energy LLC and Archaea Energy LLC (together with Aria Energy LLC, “Archaea”), a renewable natural gas operator. The other lawsuit relates to NET Power, Inc. (“Net Power”) and makes various claims, including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets and violation of federal securities law based on allegedly misleading statements regarding Net Power’s business, operations and prospects, including the timeline and estimated costs for the completion of Net Power’s first utility-scale plant in West Texas. The foregoing disputes remain ongoing, and we cannot predict their outcome at this stage. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, they will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A shareholder’s inability to redeem the Excess Shares will reduce its influence over our ability to complete our initial business combination and it could suffer a material loss on its investment in us if it sells Excess Shares in open market transactions. Additionally, a shareholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination, and as a result, it will continue to hold that number of public shares exceeding 15% and, in order to dispose of such shares, would be required to sell its shares in open market transactions, potentially at a loss.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A ordinary shares and public warrants are listed on the NYSE, our units are, and Class A ordinary shares and public warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The value of the founder securities following completion of our initial business combination is likely to be substantially higher than our sponsor’s initial investment in us, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our sponsor has invested in us an aggregate of $9,776,000, comprised of the $26,000 purchase price for the founder securities and sponsor securities and the $9,750,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 11,500,000 founder securities held by our sponsor would have an aggregate implied value of $115,000,000. Even if the trading price of our ordinary shares were as low as $0.85 per share, and the private placement warrants are worthless, the value of the founder securities would be equal to our sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on the investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Certain members of our management team own interests in our sponsor, and as such, they may be more willing to pursue a business combination with a riskier or less established target business than would be the case if our sponsor had paid the same per unit price for the founder securities as our public shareholders paid for their public shares.

We may issue our ordinary shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our ordinary shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Any such transactions would involve costs to us and our shareholders that would not otherwise be incurred in a traditional initial public offering, including but not limited to, additional dilution to public shareholders, additional costs involved in registering the resale of the securities being sold in the PIPE and potential additional downward pressure on our share price due to the ability of investors in the PIPE being able to sell their securities after registration. Such agreements may be structured in a way intended to provide a return on investment to the PIPE investor in return for funds facilitating the completion of the business combination or providing additional liquidity to the post-business combination company. The return on investment to PIPE investors may be different than the return on investment that could be obtained by holders of our ordinary shares or warrants. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our ordinary shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

We may issue additional Class A ordinary shares, preference shares or Opco units (and a corresponding number of our Class B ordinary shares) to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares or Class A units of Opco upon the conversion of the founder securities at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 265,497,500 and 16,999,900 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon exchange of founder securities or other Class A units of Opco, if any. There are no preference shares issued and outstanding. The Class A units of Opco (and corresponding Class B ordinary shares) are exchangeable for our Class A ordinary shares at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional Class A ordinary shares, preference shares or Opco units (and corresponding Class B ordinary shares) to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or additional Class A ordinary shares upon exchange of the founder securities, as a result of adjustment to the number of Class A units of Opco into which the Class B units or Opco are expected to convert at a ratio greater than one-to-one at the time of, or in certain circumstances described in the Opco LLC Agreement at specified times after, our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares or Opco units (and corresponding Class B ordinary shares):

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or public warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Holders of Class A ordinary shares are not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors. Holders of our public shares are not entitled to vote on the appointment of directors during such time. Accordingly, they may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares are entitled to vote on transferring the company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our sponsor will be able to approve any such proposal without the vote of any other shareholder.

The provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Holders of our public shares will not be entitled to vote on a special resolution to amend such provisions of our amended and restated memorandum and articles during such period.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of an investor’s warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initial provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without the investor’s approval.

Our public warrants were issued in registered form under a public warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any shareholder or warrant holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the public warrant agreement to the description of the terms of the public warrants and the public warrant agreement, or defective provision, (ii) amending the provisions relating to the definition of “ordinary cash dividend” as contemplated by and in accordance with the public warrant agreement and (iii) adding or changing any provisions with respect to matters or questions arising under the public warrant agreement as the parties to the public warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants in any material respect. The public warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant. Notwithstanding the foregoing, (a) any amendment to the terms of the private placement warrants shall only require our consent and the holders of a majority of the private placement warrants, (b) we may lower the exercise price of the warrants or extend the duration of the exercise period of the warrants without the consent of the registered holders of the warrants and (c) we may in our sole discretion and at any time allow or require the exercise of the warrants on a “cashless basis” without the consent of any registered holders.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to an investor, thereby making its public warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the closing price of the Class A ordinary shares has been at least $18.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to the warrant holders (as adjusted for changes to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the outstanding public warrants could force a holder thereof to (i) exercise its public warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) sell its public warrants at the then-current market price when it might otherwise wish to hold its public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of its public warrants.

Our warrants and founder securities may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 5,750,000 Class A ordinary shares as part of the units offered by our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,650,000 private placement warrants, each exercisable to purchase for $11.50 one Class A ordinary share, subject to adjustment. The founder securities are exchangeable for Class A ordinary shares on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issuance price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board and, in the case of any such issuance, to our sponsor or its affiliates, without taking into account any founder securities held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions) and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the public warrants only, the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The public warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and investors will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the public warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems the public warrants for securities pursuant to the public warrant agreement, a holder thereof may receive a security in a company of which it does not have information at this time. Pursuant to the public warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the public warrants within 20 business days of the closing of an initial business combination.

Holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We registered the Class A ordinary shares issuable upon exercise of the warrants in the registration statement related to our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants are exercisable until their expiration date of up to five years after the completion of our initial business combination or earlier upon redemption or liquidation, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement on Form S-1 that was filed in connection with our initial public offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. There is no assurance that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement on Form S-1 that was filed in connection with our initial public offering, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the issuances of such Class A ordinary shares upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case, the number of Class A ordinary shares to be received upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the issuance of such shares under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise such warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our public warrants to exercise such warrants on a cashless basis after we call the public warrants for redemption or if there is no effective registration statement covering the issuance of Class A ordinary shares issuable upon exercise of these public warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to pay the exercise price of their public warrants in cash.

Our ability to require holders of our public warrants to exercise such warrants on a cashless basis after we call the public warrants for redemption or if there is no effective registration statement covering the issuance of Class A ordinary shares issuable upon exercise of these public warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to pay the exercise price of their public warrants in cash. If we call the public warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise public warrants to do so on a cashless basis. If we choose to require holders to exercise their public warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her public warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the public warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the public warrants.

The market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of geopolitical events such as trade wars. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. An investor may be unable to sell its securities unless a market can be established and sustained.

Risks Relating to Our Sponsor and Human Capital

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. In addition, our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we are in the process of identifying and combining with one or more businesses. Our sponsor, officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Thus, they may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of our sponsor, including Rice Investment Group, Mercuria and/or one or more of their respective portfolio companies. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

In particular, members of our sponsor and its affiliates, including Rice Investment Group and its portfolio companies and Mercuria and its affiliates, are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders, including one or more portfolio companies of Rice Investment Group or Mercuria. Our officers and directors also serve as officers and board members for other entities. Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of our sponsor, including Rice Investment Group, Mercuria and/or one or more of their respective portfolio companies. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In June 2025, our sponsor received an aggregate of 9,487,500 Class B units of Opco and 9,487,600 of our Class B ordinary shares that comprise the founder securities and 2,500 Class A ordinary shares and 100 Class A units of Opco that comprise the sponsor securities. In September 2025, our sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of our independent directors in exchange for their services as independent directors through our initial business combination; our sponsor also transferred a corresponding number of our Class B ordinary shares to our independent directors. The number of founder securities initially issued to our sponsor was determined based on the expectation that the founder securities would represent, on an as-converted basis, 25% of the total ordinary shares issued and outstanding after our initial public offering (excluding any shares issuable upon exercise of any warrants). In September 2025, due to an expected increase in the size of our initial public offering, we effected a share capitalization of 2,012,500 Class B ordinary shares, and Opco effected an additional issuance of 2,012,500 Class B units of Opco, resulting in our sponsor owning 11,410,000 Class B units of Opco and 11,410,100 Class B ordinary shares. Prior to the initial investment in the company of $26,000 by our sponsor, the company had no assets, tangible or intangible.

The founder securities and sponsor securities will be worthless if we do not complete an initial business combination. Our sponsor acquired the founder securities and sponsor securities for approximately $0.002 per unit (determined by dividing the amount contributed to the company by the number of founder securities and sponsor securities issued) and we offered units at a price of $10.00 per unit in our initial public offering; as a result, our sponsor and members of our board could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The founder securities will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,650,000 private placement warrants, each exercisable to purchase for $11.50 one Class A ordinary share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of this our initial public offering. If we do not consummate an initial business combination within the completion window, the private placement warrants will expire worthless. The founder securities are similar to our Class A ordinary shares included in the securities sold in our initial public offering, except that only holders of our Class B ordinary shares have the right to vote on the appointment of directors prior to our initial business combination, they include units in Opco that are exchangeable for Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein, and in certain limited circumstances the Class B units of Opco have more limited rights to current or liquidating distributions from us. However, the holders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any founder securities or sponsor securities in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary (or 27-month anniversary if our sponsor exercises its three-month extension option) of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement shares or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any of their respective previously formed special purpose acquisition companies, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement shares or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Kyle Derham, Jamie Rogers and Anne Cameron. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, potential tax law changes in the United States and/or relevant non-U.S. jurisdictions and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to Taxes

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in or transfer by way of continuation to a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We currently do not intend to make any cash distributions to shareholders to pay taxes in connection with our initial business combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state and local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may be a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is, for U.S. federal income tax purposes is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the U.S. Internal Revenue Code of 1986, as amended) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules with respect to their particular circumstances.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination. The Inflation Reduction Act of 2022 imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, assuming our securities continue to trade on the NYSE, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (generally other than, pursuant to proposed Treasury regulations, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the structure of our initial business combination, the fair market value of our stock redeemed, the extent to which such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amounts held in the trust account to the extent such funds could be used to pay the excise tax and, therefore, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination and to the combined company following our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders and warrant holders.

We may, in connection with our initial business combination and without prior notice to or approval of holders of Class A ordinary shares, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Although we will attempt to structure any change in our jurisdiction of incorporation in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrant holders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrant holders, including the recognition of substantial gain for U.S. federal income tax purposes, and because an investor may not have prior notice of our change in jurisdiction, the investor may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrant holders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrant holders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrant holders.

We cannot assure investors when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the tax and other considerations that may be applicable to us or to our shareholders and warrant holders, and we cannot provide specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination.

Other Key Risks

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual general meetings or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our investors are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement on Form S-1 that was filed in connection with our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, there is no assurance that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals, if any, and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted. Such restrictions may include restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash or an interest-bearing bank account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

We currently invest the funds in the trust account in (i) U.S. government treasury obligations with a maturity of 185 days or less, (ii) money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act or (iii) an interest-bearing demand deposit account. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Odyssey Transfer and Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or an interest-bearing bank account until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses that are permitted as described herein. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of approximately $345 million, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of permitted withdrawals, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $345 million, as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board, the ability of the board to designate the terms of and issue new series of preference shares and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with the closing of our initial public offering, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder securities and sponsor securities are exchangeable, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants or upon exchange of any Class A units of Opco issued upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants or upon exchange of any Class A units of Opco issued upon exercise of such warrants. Assuming the founder securities and sponsor securities are exchanged on a one-for-one basis and no warrants are issued upon conversion of working capital loans, an aggregate of 11,500,100 of our Class A ordinary shares and up to 10,650,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their permitted transferees are registered for resale.

We may not have sufficient funds to satisfy indemnification claims of our sponsor, Rice Investment Group, Mercuria and our officers and directors.

We have agreed to indemnify our sponsor, Rice Investment Group, Mercuria and our officers and directors to the fullest extent permitted by law. However, our sponsor, Rice Investment Group, Mercuria and our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our sponsor, Rice Investment Group, Mercuria and our officers and directors may discourage shareholders from bringing a lawsuit against our sponsor, Rice Investment Group, Mercuria and our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our sponsor, Rice Investment Group, Mercuria and our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeded $250 million as of the prior June 30th or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our public warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our public warrants, which could limit the ability of public warrant holders to obtain a favorable judicial forum for disputes with our company.

Our public warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the public warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the public warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our public warrants shall be deemed to have notice of and to have consented to the forum provisions in our public warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the public warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our public warrants, such holder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (ii) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provisions. Alternatively, if a court were to find this provision of our public warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board.

Our amended and restated memorandum and articles of association require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or shareholders for breach of fiduciary duty and certain other actions may be brought only in the courts of the Cayman Islands and, if brought outside of the Cayman Islands, the shareholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such shareholders counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or shareholders.

Our amended and restated memorandum and articles of association require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or shareholders for breach of fiduciary duty and certain other actions may be brought only in the courts of the Cayman Islands and, if brought outside of the Cayman Islands, the shareholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such shareholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or shareholders. Our amended and restated memorandum and articles of association provide that unless the company consents in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in the company, including but not limited to (i) any derivative action or proceeding brought on behalf of the company, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any current or former director, officer, shareholder or other employee of the company to the company or the shareholders of the company, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association or (iv) any action asserting a claim against the company governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association described above will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that the company may have, each shareholder of the company acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly the company shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum. This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our ordinary shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Because we are incorporated under the laws of the Cayman Islands, investors may face difficulties in protecting their interests, and investor’s ability to protect their rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board or controlling shareholders than they would as public shareholders of a United States company.

Our organizational structure could confer certain tax benefits upon our initial shareholders that will not benefit the holders of our Class A ordinary shares to the same extent as it will benefit our initial shareholders.

Rice Acquisition Corporation 3 is a holding company and does not have material assets other than its ownership of Opco units. Subject to the obligation of Opco to make tax distributions and to reimburse Rice Acquisition Corporation 3 for corporate and other overhead expenses, Rice Acquisition Corporation 3 has the right to determine whether to cause Opco to make non-liquidating distributions, and the amount of any such distributions. We do not anticipate causing Opco to make any such distributions to holders of Opco units (including Rice Acquisition Corporation 3) prior to our initial business combination, other than required redemptions of Class A units of Opco held by Rice Acquisition Corporation 3 in connection with a redemption of public shares. If Opco makes distributions after our initial business combination, the initial shareholders will be entitled to receive equivalent distributions from Opco on a pro rata basis. However, because we may be required to pay taxes following the business combination, amounts Rice Acquisition Corporation 3 may distribute as dividends to holders of our Class A ordinary shares could be less on a per share basis than the amounts distributed by Opco to the initial shareholders on a per unit basis. Thus, our initial shareholders may receive different tax treatment than our public shareholders in certain circumstances.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. There is no assurance that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	CYBERSECURITY

Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. As such, we believe that we do not currently face significant risks from cybersecurity threats, and therefore, we have not adopted a cybersecurity risk management program or any formal processes for assessing, identifying or managing risks from cybersecurity threats.

As of the date of this Report, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We do, however, face certain ongoing risks from cybersecurity threats that, if realized, may be reasonably likely to materially affect us. For more information about these risks, see “Risk Factors — General Risk Factors — Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.” As an early-stage company without significant investments in data security protection, there can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our board of directors is ultimately responsible for overseeing our risk management activities in general and will be informed, promptly and as deemed necessary by our management team, of any cybersecurity threats or risks that may arise, cyber incidents and industry trends.

Item 2.	Properties

We do not own or lease any real estate or other physical properties materially important to our operation. Our executive offices are located at 102 East Main Street, Second Story, Carnegie, Pennsylvania 15106. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor for office space, utilities, secretarial support and administrative services and certain legal expenses of our sponsor or related to its formation. We consider our current office space, combined with other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

There is no material legal proceeding currently pending or, to the knowledge of our management, contemplated by government authorities to which we are a party or of which any of our property is the subject of.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “KRSP U,” “KRSP” and “KRSP WS,” respectively. Our units commenced public trading on October 1, 2025. Our Class A ordinary shares and warrants that comprise the units began separate trading on November 21, 2025 at the option of the holders thereof.

Holders

On March 13, 2026, there was one holder of record of our units, two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board at such time and will be dependent upon, among other things, our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from Registered Securities

On October 2, 2025, we consummated our initial public offering of 34,500,000 Units, at $10.00 per Unit, including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-289938), which became effective on September 30, 2025.

Barclays Capital Inc. and Jefferies LLC acted as joint bookrunning managers for the offering. Estimated offering expenses, excluding underwriting discounts, were approximately $3.1 million, and underwriting discounts were approximately $20.3 million. The underwriters of the initial public offering have agreed to defer an amount ranging from $0 to $13,368,750 of the total underwriting commissions (the “Deferred Discount”), which amount will depend on the number of Class A ordinary shares sold as part of the units in our initial public offering that remain outstanding following consummation of the initial business combination. The Deferred Discount shall be paid to the underwriters from the funds held in the trust account upon and concurrently with the consummation of the initial business combination; provided, however, that if no initial business combination is consummated within the time period provided in the Trust Agreement, dated September 30, 2025 (the “Trust Agreement”), between the company, Opco and Odyssey Transfer and Trust Company, as trustee, and the funds held under the Trust Agreement are distributed to the public shareholders, (i) the underwriters will forfeit any rights or claims to the Deferred Discount and (ii) the trustee under the Trust Agreement is authorized to distribute the Deferred Discount to the public shareholders on a pro rata basis.

There has been no material change in the planned use of proceeds from such use as described in our final prospectus for our initial public offering, which was filed with the SEC on October 2, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company and were incorporated as a Cayman Islands exempted company on June 6, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our only activities from June 6, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for our initial public offering, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Following our initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence expenses in connection with identifying a target company for a business combination.

For the period from June 6, 2025 (inception) through December 31, 2025, we had a net income of $2,853,706, which consisted of interest earned on cash held in the trust account of $3,401,782, offset by operating expenses of $548,076.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only sources of liquidity were from the purchase of our Class B ordinary shares by our sponsor and loans from our sponsor.

On October 2, 2025, we consummated our initial public offering of 34,500,000 units, at $10.00 per unit, including 4,500,000 units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 10,650,000 private placement warrants, including 900,000 private placement warrants issued as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per private placement warrant, or $10,650,000 in the aggregate, in a private placement to our sponsor. Of the net proceeds of our initial public offering and the sale of the private placement warrants, $345,000,000, including $13,368,750 (which constitutes the maximum Deferred Discount payable to the underwriters of our initial public offering), was deposited into the trust account.

At December 31, 2025, we had cash held in the trust account of $348,401,782. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income earned on the funds held in the trust account to fund our working capital requirements, subject to an annual limit of 5.0% of the interest earned on the funds held in the trust account, or to pay our franchise and income taxes (such amounts in the aggregate, “permitted withdrawals”), if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account (if any) will be sufficient to fund any permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $2,585,142 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

For the period from June 6, 2025 (inception) through December 31, 2025, net cash used in operating activities was $467,505. Net income of $2,853,706 was affected by interest earned on cash of $3,401,782, formation costs applied to prepaid contributed by our sponsor through a promissory note of $16,384 and payment of operation costs through a promissory note of $90,770. Changes in operating assets and liabilities used $26,583 of cash from operating activities.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to additional forward purchase agreements, non-redemption or backstop agreements we may enter into.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor $20,000 per month for office space, utilities, secretarial support and administrative services and certain legal expenses of our sponsor or related to its formation.

Underwriting Agreement

The underwriters of our initial public offering have agreed to defer an amount ranging from $0 to $13,368,750 of the total underwriting commissions, which amount will depend on the number of Class A ordinary shares sold as part of the units in our initial public offering that remain outstanding following consummation of the initial business combination. The Deferred Discount shall be paid to the underwriters from the funds held in the trust account upon and concurrently with the consummation of the initial business combination; provided, however, that if no initial business combination is consummated within the time period provided in the Trust Agreement and the funds held under the Trust Agreement are distributed to the public shareholders, (i) the underwriters will forfeit any rights or claims to the Deferred Discount and (ii) the trustee under the Trust Agreement is authorized to distribute the Deferred Discount to the public shareholders on a pro rata basis.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We have not identified any critical accounting estimates. However, the preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements And Supplementary Data

RICE ACQUISITION CORPORATION 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Rice Acquisition Corporation 3:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rice Acquisition Corporation 3 (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the period from June 6, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from June 6, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 18, 2026

PCAOB ID Number 100

RICE ACQUISITION CORPORATION 3

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$2,585,142
Prepaid expenses	26,225
Short-term prepaid insurance	161,960
Total current assets	2,773,327
Long-term prepaid insurance	121,470
Cash held in Trust Account	348,401,782
Total Assets	$351,296,579

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$90,122
Accrued offering costs	93,500
Due to related party	29,173
Total current liabilities	212,795
Deferred legal fee	2,516,104
Deferred underwriting fee payable	13,368,750
Total liabilities	16,097,649

Commitments and contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.10 per share	348,401,782

Shareholders’ Deficit:
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value per share; 300,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value per share; 30,000,000 shares authorized; 11,500,100 shares issued and outstanding	1,150
Additional paid-in capital	—
Accumulated deficit	(13,314,760)
Total Rice Acquisition Corporation 3 shareholders’ deficit	(13,313,610)
Non-controlling interest in subsidiary	110,758
Total shareholders’ deficit	(13,202,852)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$351,296,579

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORPORATION 3

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general and administrative costs	$548,076
Loss from operations	(548,076)

Other income:
Interest earned on cash held in Trust Account	3,401,782
Net Income	2,853,706

Net income attributable to non-controlling interest	109,758
Net income attributable to Rice Acquisition Corporation 3	$2,743,948

Basic weighted average shares outstanding of Class A redeemable ordinary shares	14,857,883
Basic net income per Class A ordinary share	$0.11

Diluted weighted average shares outstanding of Class A redeemable ordinary shares	14,857,883
Diluted net income per Class A ordinary share	$0.11

Basic weighted average shares outstanding of Class B non-redeemable ordinary shares (1) (2)	10,646,033
Basic net income per Class B ordinary share	$0.11

Diluted weighted average shares outstanding of Class B non-redeemable ordinary shares (1) (2)	10,660,387
Diluted net income per Class B ordinary share	$0.11

(1)	This number excludes, through October 1, 2025, up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering (as defined below) on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco (as defined below) are no longer subject to forfeiture (Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the Initial Shareholders (as defined below), which include the Sponsor (as defined below), currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (Note 4).

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORPORATION 3

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Subsidiary	Deficit
Balance — June 6, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class A and Class B ordinary shares to Sponsor (1) (2)	2,500	—	11,500,100	1,150	23,850	—	—	25,000

Issuance of Units in subsidiary to Sponsor	—	—	—	—	—	—	1,000	1,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(12,872,022)	(16,058,708)	—	(28,930,730)

Sale of 10,650,000 Private Placement Warrants	—	—	—	—	10,650,000	—	—	10,650,000

Fair value of Public Warrants at issuance	—	—	—	—	2,455,250	—	—	2,455,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(257,078)	—	—	(257,078)

Net income	—	—	—	—	—	2,743,948	109,758	2,853,706

Balance – December 31, 2025	2,500	$—	11,500,100	$1,150	$—	$(13,314,760)	$110,758	$(13,202,852)

(1)	This number includes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture (Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (Note 4).

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORPORATION 3

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$2,853,706
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs applied to prepaid expenses contributed by the Sponsor	16,384
Payment of operating costs through promissory note	90,770
Interest earned on cash held in Trust Account	(3,401,782)
Changes in operating assets and liabilities:
Prepaid expenses	(26,225)
Due to related party	(20,827)
Short-term prepaid insurance	(161,960)
Long-term prepaid insurance	(121,470)
Accounts payable and accrued expenses	90,122
Deferred legal fee	213,777
Net cash used in operating activities	(467,505)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placements Warrants	10,650,000
Repayment of Note	(257,036)
Payment of offering costs	(440,317)
Net cash provided by financing activities	348,052,647

Net Change in Cash:	2,585,142
Cash – Beginning of period	—
Cash – End of period	$2,585,142

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$93,500
Deferred offering costs included in deferred legal fees	$2,302,327
Deferred offering costs paid through Note	$162,266
Deferred offering costs applied to prepaid services contributed by Sponsor	$13,616
Accrued offering costs paid by the Sponsor	$50,000
Prepaid services contributed by Sponsor through Note	$4,000
Prepaid services contributed by Sponsor in exchange for issuance of Class A units of Opco	$1,000
Deferred underwriting fee payable	$13,368,750

The accompanying notes are an integral part of these financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Rice Acquisition Corporation 3 is a blank check company incorporated as a Cayman Islands exempted company on June 6, 2025. As used herein, the “Company” refers to Rice Acquisition Corporation 3 and its subsidiary, Rice Acquisition Holdings 3 LLC, a Cayman Islands limited liability company (“Opco”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 6, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from a portion of the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, the Public Shareholders (as defined below) hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A units of Opco. By contrast, the Initial Shareholders own Founder Securities (as defined in Note 4) and Sponsor Securities (as defined in Note 4) which include direct economic interests in Opco in the form of Class A and Class B units of Opco and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares (see Note 4).

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

Following the closing of the Initial Public Offering on October 2, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account (“Trust Account”) located in the United States with Odyssey Transfer and Trust Company acting as trustee. The funds may (i) only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, (ii) be held as uninvested cash or (iii) be held in an interest or non-interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (a) the completion of a Business Combination or (b) the distribution of the Trust Account as described below.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will provide the holders (the “Public Shareholders”) of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting fee the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of Founder Securities and Sponsor Securities prior to the Initial Public Offering, including the Company’s officers and directors to the extent they hold such securities (the “Initial Shareholders”), have agreed to vote their Founder Securities and Sponsor Securities and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Securities and Public Shares in connection with the completion of a Business Combination.

These Public Shares are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

If the Company is unable to complete a Business Combination within 24 months (or 27 months if Sponsor exercises its three-month extension option) from the closing of the Initial Public Offering (the “Combination Period”) or if the Company’s board of directors approves an earlier liquidation, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes of the Company or Opco, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period, or if the Company’s board of directors approves an earlier liquidation.

Pursuant to the Second Amended and Restated Limited Liability Agreement of Opco (the “Opco LLC Agreement”) and a letter agreement that the Sponsor, and the Company’s officers and directors have entered into with the Company, the Sponsor and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to their Founder Securities and Sponsor Securities, (ii) to waive their redemption rights with respect to their Founder Securities, Sponsor Securities and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period, or if the Company’s board approves an earlier liquidation, (iii) that they will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Securities or Sponsor Securities they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period), and (iv) that, in certain circumstances, the Class B units of Opco will have more limited rights to current or liquidating distributions from the Company.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”) under the VIE provisions of FASB ASC Topic 810, “Consolidation” (“ASC 810”). Intercompany balances and transactions have been eliminated upon consolidation.

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

Non-controlling Interest

Non-controlling interest represents the portion of equity not attributable to the Company and is reported as a separate component of equity on the consolidated balance sheet. Net loss for consolidated VIE is attributed to the Company and to a non-controlling interest holder on the consolidated statement of operations based on respective capital balances.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Note”) (see Note 4) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor. At December 31, 2025, the Company had cash of $2,585,142 and a working capital surplus of $2,560,532.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the consolidated financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,585,142 of cash and no cash equivalents as of December 31, 2025.

Cash Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $348,401,782, were held in an interest-bearing deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the consolidated balance sheet, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of the FASB ASC Subtopic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Subtopic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants are charged to shareholders’ equity (deficit) as Public Warrants and Private Placement Warrants, and, after management’s evaluation are accounted for under equity treatment. Transaction costs amounted to $23,330,776, consisting of $6,900,000 of cash underwriting fee, $13,368,750 of maximum deferred underwriting fee, and $3,062,026 of other offering costs.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and determined the warrants issued in the Offering should be classified under equity treatment at their assigned values for Public Warrants and at their purchase price for Private Placement Warrants.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Forward Purchase Agreement

On August 25, 2025, the Company entered into the Forward Purchase Agreement (as defined below) (see Note 4). The Company accounted for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in FASB ASC Subtopic 815-40 (“ASC 815-40”). The Forward Purchase Agreement is a freestanding instrument that is indexed to the issuer’s own stock, mandatorily settleable in shares, contains no problematic cash settlement or variability features, and is not subject to ASC 480 liability treatment. As such, the instrument is appropriately classified as permanent equity under ASC 815-40. In accordance with FASB ASC Subtopic 815-40-30-1, the Forward Purchase Agreement is initially recorded and measured at relative fair value (i.e., most often representative of the transaction price (i.e., proceeds received for equity-linked instruments allocated on relative fair value basis)); however, when measuring the fair value of the Forward Purchase Agreement, the guidance in ASC Topic 820, “Fair Value Measurement,” will be followed. In accordance with FASB ASC Subtopic 815-40-35-2 and as a result of the Forward Purchase Agreement initially being classified as permanent equity under FASB ASC Subtopic 815-40-25, the Forward Purchase Agreement will continue to be accounted for within permanent equity as long as the Forward Purchase Agreement continues to meet the permanent equity classification requirements. Subsequent changes in fair value of the Forward Purchase Agreement will not be recognized as long as the Forward Purchase Agreement continues to meet the permanent equity classification requirements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Subtopic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(2,455,250)
Public Shares issuance costs	(23,073,698)
Plus:
Accretion of carrying value to redemption value	28,930,730
Class A ordinary shares subject to possible redemption, December 31, 2025	$348,401,782

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 16,400,000 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Weighted average ordinary shares at December 31, 2025 were reduced for the effect of an aggregate of 1,500,000 Class B ordinary shares that would have been subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At December 31, 2025, the Company did not have other dilutive securities or other contracts, other than Public and Private Placement Warrants, that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Period from June 6, 2025 (Inception) Through December 31, 2025
Basic net income per ordinary share:	Class A	Class B
Numerator:
Allocation of net income	$1,598,549	$1,145,399
Denominator:
Weighted-average shares outstanding	14,857,883	10,646,033
Basic net income per ordinary share	$0.11	$0.11

	For the Period from June 6, 2025 (Inception) Through December 31, 2025
Diluted net income per ordinary share:	Class A	Class B
Numerator:
Allocation of net income	$1,597,650	$1,146,298
Denominator:
Weighted-average shares outstanding	14,857,883	10,660,387
Diluted net income per ordinary share	$0.11	$0.11

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

On September 16, 2025, in exchange for their services as independent directors through the Company’s initial Business Combination, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees for approximately $0.000105 per share. The transfer of the Founder Securities (as defined below) to the holders are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Securities assigned to the holders on September 16, 2025 was $188,100 or $2.09 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

The Sponsor had agreed to forfeit up to 1,500,000 Founder Securities to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Securities would represent approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any shares issuable upon exercise of any warrants). On October 1, 2025, the underwriters exercised their over-allotment option in full, which settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture.

The Sponsor and the Company’s directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Securities, and any of the Company’s Class A ordinary shares acquired upon exchange of the Founder Securities, until the earliest of (i) six months after the completion of the initial Business Combination, and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor, Company’s directors and executive officers with respect to any Founder Securities.

The Company refers to the 11,500,000 Class B units of Opco (or the Class A units of Opco into which such Class B units are expected to convert), together with a corresponding number of the Company’s Class B ordinary shares, collectively as the “Founder Securities.”

The Company refers to the 100 Class A units of Opco, together with a corresponding number of the Company’s Class B ordinary shares, and the 2,500 Class A ordinary shares of the Company purchased by the Sponsor in a private placement prior to the Initial Public Offering, collectively as the “Sponsor Securities.”

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor, pursuant to a written agreement, purchased in a private placement an aggregate of 10,650,000 Private Placement Warrants, including 900,000 Private Placement Warrants as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate. Each whole Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. If the Company does not complete a Business Combination within the Combination Period, or if the board approves an earlier liquidation, the portion of the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Promissory Note — Related Party

On June 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and payable on the earlier of June 30, 2026 or the completion of the Initial Public Offering. As of December 31, 2025, there is no amount outstanding under the Note. The borrowings under the Note are no longer available.

Due to Related Party

During the period from June 6, 2025 (inception) through December 31, 2025, the Sponsor paid Company liabilities amounting to $50,000 were paid on the Company’s behalf. During the same period, the Company paid expenses on behalf of the Sponsor and other related parties in the amount of $20,827. As of December 31, 2025, the amount due to related party amounted to $29,173.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on October 1, 2025, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services provided to the Company and certain legal expenses of the Sponsor or related to its formation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2025, the Company incurred $60,000 fees for these services, of which amount is included in the accompanying balance sheet as an accrued expense.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of December 31, 2025.

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

On August 25, 2025, the fair value of the Forward Purchase Agreement was $1,168,054 or $0.117 per share and has been classified and recorded within the permanent equity section of the Company’s consolidated balance sheet.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate due to the underwriters’ exercise of their over-allotment option in full, paid at closing of the Initial Public Offering. In addition, $0.3875 per Unit, or approximately $13,368,750 in the aggregate, is the maximum amount that will be payable to the underwriters for deferred underwriting fee. The deferred underwriting commissions will range from $0 to approximately $13.4 million, depending on the number of Public Shares that remain outstanding following consummation of the Company’s initial Business Combination, as further described in the underwriting agreement. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

Certain of the Company’s legal counsel agreed to defer their fees in excess of the $350,000 paid in connection with the consummation of the Initial Public Offering. The deferred fee will become payable, and its amount will be determined, in connection with the Company’s completion of a Business Combination or liquidation.

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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 2,500 Class A ordinary shares issued and outstanding, excluding the 34,500,000 Class A ordinary shares subject to possible redemption.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 11,500,100 Class B ordinary shares issued and outstanding.

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

On September 16, 2025, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the independent directors (at the time of issuance, director nominees) in exchange for their services as independent directors through the Company’s initial Business Combination; the Sponsor also transferred a corresponding number of its Class B ordinary shares to the Company’s independent directors. Subsequently in September 2025, due to an increase in the size of the Initial Public Offering, the Company effected a share capitalization of 2,012,500 Class B ordinary shares and Opco effected an additional issuance of 2,012,500 Class B units of Opco.

As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company, 11,500,000 Class B units of Opco, 100 Class A units of Opco and 2,500 Class A ordinary shares of the Company. All share and per-share amounts have been retroactively restated.

As of December 31, 2025, there were an aggregate of 34,502,600 Class A units of Opco outstanding (34,502,500 Class A units held by Rice Acquisition Corporation 3 and 100 Class A units held by the Sponsor) and 11,500,000 Class B units of Opco outstanding.

Warrants — As of December 31, 2025, there were 5,750,000 Public Warrants and 10,650,000 Private Placement Warrants issued and outstanding.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Upon the exercise of a warrant to purchase one Class A ordinary share, the Company will exercise a corresponding warrant to acquire one Class A unit of Opco.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Securities held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and, in the case of the Public Warrants only, the $18.00 per-share redemption trigger price described under “Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statement of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

December 31, 2025
Cash held in Trust Account	$348,401,782
Cash	2,585,142

For the Period From June 6, 2025 (Inception) Through December 31,
2025
Formation, general, and administrative costs	$548,076
Interest earned on cash held in Trust Account	$3,401,782

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the trust agreement.

NOTE 8 — VARIABLE INTEREST ENTITY

The Company consolidates a VIE when the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE, which could potentially be significant to the VIE, and, as a result, are considered the primary beneficiary of the VIE.

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Opco — On June 10, 2025, the Company formed and registered a subsidiary, Opco, a Cayman Islands limited liability company, pursuant to the Limited Liability Companies Act (As Revised) for the sole purposes of effecting the initial Business Combination. On June 20, 2025, Opco issued 100 Class A units to the Sponsor in exchange for $1,000, 2,500 Class A units to the Company in exchange for $25,000, and 9,487,500 Class B units to the Sponsor for no consideration. Only Class A units of Opco provide holders voting rights.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The fair value of the Public Warrants issued in the Initial Public Offering is $2,455,250, or $0.427 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

October 2, 2025
Underlying share price	$10.34
Exercise price	$11.50
Expected term to De-SPAC	2 years
Warrant term	7 years
Volatility	5.00%
Probability of De-SPAC and implied market adjustment	26.90%
Risk-free rate	3.79%

The fair value of the Forward Purchase Agreement entered on August 25, 2025 is $1,168,054, or $0.117 per forward purchase share. The Forward Purchase Agreement has been classified within shareholders’ deficit and will not require remeasurement after initial recognition. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Forward Purchase Agreement on initial recognition:

August 25, 2025
Underlying share price	$9.92
Contract price	$10.00
Share forward price	$10.72
Expected term to De-SPAC	2.10 years
Risk-free rate	3.66%
Probability of De-SPAC and implied market adjustment	17.60%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	other information

During the fourth fiscal quarter of 2025, none of our directors or “officers” (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors are as follows (with ages as of March 18, 2026):

Name	Age	Position
J. Kyle Derham*	38	Chief Executive Officer and Director
James Wilmot Rogers*	45	Chief Financial Officer and Chief Accounting Officer
Anne Cameron*	47	Chief Strategy Officer
Brian Falik	47	Director
Kathryn Jackson	68	Independent Director
D. Mark Leland	64	Independent Director
David Savett	44	Independent Director

*	Denotes an executive officer.

J. Kyle Derham — Chief Executive Officer and director since June 2025. Mr. Derham is a Partner at Rice Investment Group, where he has served since January 2018. Mr. Derham served as the Chief Executive Officer and a member of the board of directors of Rice II (NYSE: RONI), a special purpose acquisition company, from February 2022 until Rice II completed its initial business combination with Net Power in June 2023 (the “Rice II Business Combination”). Mr. Derham has continued to serve as a member of the board of directors of Net Power (NYSE: NPWR) since June 2023. Mr. Derham served as the Chief Financial Officer and a member of the board of directors of Rice I (NYSE: RICE), a special purpose acquisition company, from October 2020 until September 2021 when Rice I completed its initial business combination with Archaea, a renewable gas operator. Following the business combination (the “Rice I Business Combination”), the combined company was renamed to Archaea Energy Inc. (“Archaea Energy”). Mr. Derham served as a member of the board of directors of Archaea Energy (NYSE: LFG) from September 2021 through December 2022, when Archaea Energy was acquired by BP Products North America Inc. for $4.1 billion. Mr. Derham also served as a member of the board of directors of AirJoule Technologies Corporation (NASDAQ: AIRJ) from April 2024 to June 2025. Mr. Derham earned a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania.

James “Jamie” Wilmot Rogers — Chief Financial Officer and Chief Accounting Officer since June 2025. Mr. Rogers is a Partner at Rice Investment Group. Mr. Rogers served as Senior Vice Present and Chief Accounting Officer & Administrative Officer, Treasurer of Rice Energy from April 2011 through November 2017. Mr. Rogers has also served as the Chief Accounting Officer of Rice II from its formation in February 2021, and as the Chief Financial Officer of Rice II from February 2022 until June 2023 when the Rice II Business Combination was completed. Mr. Rogers served as Rice I’s Chief Accounting Officer from September 2020 to September 2021 when the Rice I Business Combination was completed. Mr. Rogers led accounting, tax and human resources functions for Rice Energy, Rice Midstream and its numerous joint ventures and joint venture companies. Mr. Rogers oversaw such functions through two initial public offerings in a single calendar year (Rice Energy in January 2014 and Rice Midstream in December 2014) and through numerous asset and corporate level acquisitions totaling more than $10 billion in asset value. He also has numerous years in public accounting experience, having worked at both Ernst & Young and PricewaterhouseCoopers. Mr. Rogers earned a Bachelor of Science in Business Administration in Accounting from the University of Pittsburgh.

Anne Cameron — Chief Strategy Officer since June 2025. Ms. Cameron is Head of Public Investments at Mercuria and manages the investment portfolio of Mercuria Capital Strategies, a vehicle created by Mercuria in January 2024 to express high-conviction opportunities in the public market. Anne manages a team of fundamental analysts that works with the firm’s commodity desks and research teams to identify opportunities in energy, power, carbon, and infrastructure. Before Mercuria, Anne was the Co-Head of Equities at Hartree Partners from August 2012 through December 2023 where she managed a long-short portfolio and served on the firm’s Investment Committee. Over the course of 12 years, she made significant contributions to Hartree Partners’ performance and investment strategies in a wide range of opportunities across the capital structure. Prior to Hartree Partners, she worked at BNP Paribas and J.P. Morgan, where she was a publishing equity research analyst on the E&P and midstream sectors. Ms. Cameron earned a Bachelor of Arts in Economics and History from Amherst College and an MBA from Columbia Business School.

Brian Falik — Director since September 2025. Mr. Falik is the Global Chief Investment Officer at Mercuria, where he leads a dedicated team of investment professionals in the strategic deployment of debt and equity capital across the energy and infrastructure industries, a position he has held since April 2024. Before joining Mercuria in January 2016, from February 2012 until September 2015, Mr. Falik served as the Global Head of Energy Capital at Noble Group, where he successfully led investment and structured transaction teams, enhancing the company’s portfolio and market position. His extensive experience also includes senior leadership roles focused on investment, structured finance, and commodities at LS Power Group, Credit Suisse, Lehman Brothers, and Bank of America. Mr. Falik holds a Bachelor of Science in Finance from the University of Texas at Austin.

Dr. Kathryn “Kate” Jackson — Director since September 2025. Dr. Jackson is an accomplished executive and National Academy of Engineering member (2021), with expertise in energy system operations, technology investment, and corporate strategy across private and public sectors. From 2015 to 2021, she served as a consultant through KeySource, Inc., focusing on energy technology, business growth and energy services. Prior to that, Dr. Jackson served as Senior Vice President and Chief Technology Officer (“CTO”) of RTI International Metals from June 2014 to July 2015 and as CTO and Senior Vice President of Research and Technology and previously Vice President of Strategy, Research & Technology at Westinghouse Electric Company. As CTO for Westinghouse and RTI International Metals, she commercialized technologies, led global investment platforms, and drove mergers and acquisitions. She has also held a variety of executive positions at Tennessee Valley Authority for 17 years, where she managed generations assets, grew a profitable $85 million engineering services business, and achieved significant cost reductions. Dr. Jackson has extensive board experience, currently serving on the boards of Portland General Electric (NYSE: POR), where she has served since 2014, Cameco Corporation (NYSE: CCJ), where she has served since 2016, and EQT (NYSE: EQT), where she has served since 2019. She previously chaired ISO New England and served on boards including Archaea Energy, Duquesne Light and Hydro One. Her leadership includes restructuring governance and leading strategic risk assessments for energy systems. With a career spanning energy policy, environmental sustainability and technology commercialization, Dr. Jackson has advised at White House and congressional levels, driven safety and sustainability initiatives and led strategic planning and risk management for major utilities and corporations. Dr. Jackson earned a Bachelor of Science in Physics from Grove City College, a Masters of Science in Industrial Engineering Management from the University of Pittsburgh and a PhD in Engineering and Public Policy from Carnegie Mellon University.

D. Mark Leland — Director since September 2025. Mr. Leland served as Interim President and Chief Executive Officer of Deltic Timber Corporation (“Deltic”) from October 2016 to March 2017, prior to Deltic’s merger with Potlatch Corporation to form PotlatchDeltic Corporation (“PoltachDeltic”) in February 2018. Mr. Leland served as a director of PotlatchDeltic, a timberland real estate investment trust (NASDAQ: PCH), from February 2018 to January 2026, prior to PotachDeltic’s merger with Rayonier Inc., a land resources real estate investment trust (NYSE: RYN). Mr. Leland has served on the board of directors of Rayonier since January 2026. Mr. Leland has also served on the board of directors of Kinetik Holdings Inc. (NYSE: KNTK), a midstream company, since February 2022. Mr. Leland served on the board of directors of Kanye Anderson Acquisition Corporation, a SPAC that was then-traded on the NYSE, from March 2017 until its merger in November 2018 with Apache Corporation to create Altus Midstream Company (“Altus”), a Permian-to-Gulf Coast midstream company that was then-traded on Nasdaq; Mr. Leland then served on the board of directors of Altus from November 2018 until February 2022, when it merged with BCP Raptor Holdco LP to create Kinetik Holdings Inc. Also, Mr. Leland previously served on the board of directors of Equitrans Midstream Corporation (“Equitrans”), a midstream company that was then-traded on the NYSE, from January 2020 until July 2024, when Equitrans merged with EQT, the board of directors of the general partner of Oiltanking Partners, L.P., a company providing terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas that was formerly traded on the NYSE, the board of directors of KiOR, Inc., a renewables fuel company formerly traded on Nasdaq, and the board of directors of the general partner of El Paso Pipeline Partners, L.P., an energy master limited partnership formerly traded on the NYSE. Other prior positions that Mr. Leland has held include Executive Vice President and Chief Financial Officer of El Paso Corporation, a natural gas and energy company formerly traded on the NYSE, President of El Paso’s midstream business unit, and Vice President and Chief Operating Officer as well as Vice President and Controller of the general partner of GulfTerra Energy Partners, L.P., an energy master limited partnership formerly traded on the NYSE. Mr. Leland earned a Bachelor of Business Administration in Finance and Economics from the University of Puget Sound.

David Savett — Director since September 2025. Mr. Savett has over 20 years of experience in finance, investing and trading. Mr. Savett is a Senior Advisor to Mercuria, a role he has held since April 2025, where he focuses on capital strategies and partnerships across the firm’s investment portfolio and broader investment activities. He advises the Chief Investment Officer on sourcing, structuring, managing, and exiting investments, as well as identifying funding and strategic partnership opportunities. Mr. Savett is a Managing Partner at Dock Square Capital, a merchant banking firm, which he helped found in 2016. He played a key role across the firm’s buildout, principal investing and operational activities. Mr. Savett joined Dock Square Capital’s predecessor, Britton Hill, in 2013, serving as a Managing Partner until 2020, where he accelerated the buildout of the firm’s principal investing and advisory platforms. Mr. Savett is also currently Co-Founder and Managing Partner of Fort James Holdings LLC, a family office holding company. Earlier in his career, Mr. Savett was part of the Global Commodities Group at Credit Suisse, where he led physical natural gas and Texas electricity trading. He was also a core member of the Commodity Linked Finance Group, delivering innovative commodity solutions to the bank’s investment banking clients. Prior to that, he held roles in energy trading and investment banking at Bank of America. Mr. Savett has served on the boards of Dorian LPG Ltd. (NYSE: LPG) and privately held Inflection Energy. Mr. Savett earned a bachelor’s degree from Emory University in 2003.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Terms of Office of Directors and Officers

Our board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first general meeting) serving a three-year term. The term of office of the first class of directors, consisting of J. Kyle Derham and Brian Falik, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Dr. Kathryn Jackson and David Savett, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of D. Mark Leland, will expire at our third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board may be filled by a nominee chosen by holders of a majority of our founder securities. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board for any reason.

Our officers are appointed by the board and serve at the discretion of the board, rather than for specific terms of office. Our board is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board.

Committees of the Board

Our board has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation and nominating committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board. Messrs. Leland and Savett and Dr. Jackson serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Messrs. Leland and Savett and Dr. Jackson are independent.

 Mr. Leland serves as the Chair of the audit committee. Each member of the audit committee is financially literate and our board has determined that Mr. Leland qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our audit committee charter details the principal functions of the audit committee, which include:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Messrs. Leland and Savett and Dr. Jackson serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Leland and Savett and Dr. Jackson are independent. Mr. Savett serves as Chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, which include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plan;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating Committee

The members of our nominating committee are Messrs. Leland and Savett and Dr. Jackson. Dr. Jackson serves as Chair of the nominating committee.

The primary purposes of our nominating committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board candidates for nomination for election at the annual general meeting or to fill vacancies on the board;

●	developing, recommending to the board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating committee will recommend to the board candidates for nomination for election at the annual general meeting. The board also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us and is available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Members of our sponsor, as well as Rice Investment Group, Mercuria and their respective portfolio companies may compete with us for acquisition opportunities. If they decide to pursue any such opportunity, we may be precluded from procuring such opportunities. Neither members of our sponsor nor members of our management team who are members of our sponsor have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Members of our sponsor and our management, in their other endeavors, may be required to present potential business combinations to other entities before they present such opportunities to us.

Our sponsor and its affiliates manage numerous investment vehicles, which may compete with us for acquisition opportunities, and if pursued by them, we may be precluded from such opportunities for our initial business combination. In addition, our sponsor, officers and directors, as well as Rice Investment Group, Mercuria and their respective portfolio companies, may sponsor, form or participate in other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination, particularly in the event there is overlap among investment mandates. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

There may be actual or potential material conflicts of interest between our sponsor, its affiliates or promoters on the one hand, and our other investors, including the public shareholders, on the other hand. Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder securities prior to the date of our initial public offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. The low price of $26,000, or $0.002 per unit, that the initial shareholders paid for 11,500,000 founder securities creates an incentive whereby the initial shareholders could potentially make a substantial profit even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	Our sponsor, officers and directors will lose their entire investment in us and we will not be reimbursed for any loans extended, fees due or out-of-pocket expenses if we do not complete an initial business combination.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder securities and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window.

Additionally, our sponsor has agreed that it will not be entitled to rights to liquidating distributions from the trust account with respect to its founder securities or sponsor securities if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors, advisory board members and executive officers have agreed not to transfer, assign or sell any of their founder securities until the earliest of (i) six months after the completion of our initial business combination and (ii) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because certain of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse our sponsor or an affiliate of our sponsor for office space, utilities, secretarial and administrative services and certain legal expenses of our sponsor or related to its formation provided to us in the amount of $20,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder securities and public shares in favor of our initial business combination (other than public shares purchased after the company publicly announces its intention to engage in such proposed initial business combination).

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Additionally, we have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and other dispositions of the company’s securities by its directors, officers and employees, a copy of which is filed as Exhibit 19.1 to this Report and which the company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations as well as the applicable rules and regulations of the NYSE. In addition, although the company is not subject to our insider trading policy, the company does not trade in its securities when it is in possession of material non-public information, and it is the company’s policy to comply with the federal securities laws as well as the applicable rules and regulations of the NYSE.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services and certain legal expenses of our sponsor or related to its formation. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of our management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our board.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 13, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,502,500 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 11,500,100 Class B ordinary shares outstanding as of March 13, 2026. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name and Address of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Rice Acquisition Sponsor 3 LLC (our sponsor)(3)	11,410,100	99.2%	2,500	*
J. Kyle Derham(3)	11,410,100	99.2%	2,500	*
James Wilmot Rogers	—	—	—	—
Anne Cameron	—	—	—	—
Brian Falik	—	—	—	—
Kathryn Jackson	30,000	*	—	—
D. Mark Leland	30,000	*	—	—
David Savett	30,000	*	—	—
All officers and directors as a group (7 individuals)(3)	11,500,100	100.0%	2,500	*

Beneficial owners of more than 5% of our outstanding ordinary shares
Clearbridge Investments, LLC(4)	—	—	3,348,418	9.7%
Encompass Capital Advisors(5)	—	—	2,000,000	5.8%
HITE Hedge Asset Management(6)	—	—	2,300,661	6.7%
Oaktree Capital Management, L.P.(7)	—	—	2,799,999	8.1%
Sourcerock Group LLC(8)	—	—	2,569,384	7.4%
W. H. Reaves & Co., Inc.(9)	—	—	2,400,000	7.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 102 East Main Street, Second Story, Carnegie, Pennsylvania, 15106.
(2)	The interests shown consist of founder securities and sponsor securities. The Class A units of Opco (and corresponding Class B ordinary shares) comprising such shares are exchangeable for Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	Rice Acquisition Sponsor 3 LLC is the record holder of the shares reported herein. Rice Sponsor and Mercuria Sponsor are the members of Rice Acquisition Sponsor 3 LLC, with Rice Sponsor serving as the sole managing member. Rice Sponsor is a wholly owned subsidiary of Shalennial Fund II, L.P. Mr. Derham is a member of the board of managers of Rice Investment Group UGP, LLC, which is the general partner of Shalennial GP II, L.P., which is the general partner of Shalennial Fund II, L.P.
(4)	Based solely on a Schedule 13G filed with the SEC on February 10, 2026 by Clearbridge Investments, LLC (“Clearbridge”), Clearbridge has (i) sole voting power with respect to 3,272,394 Class A ordinary shares, (ii) sole dispositive power with respect to 3,348,418 Class A ordinary shares and (iii) shared voting power and shared dispositive power with respect to no Class A ordinary shares. The Schedule 13G contained information as of December 31, 2025, and may not reflect current holdings of the Issuer’s Class A ordinary shares. The principal business address for Clearbridge is One Madison Ave., New York, NY 10010.
(5)	Based solely on a Schedule 13G filed with the SEC on October 8, 2025 by Encompass Capital Advisors LLC (“Encompass Advisors”), Todd J. Kantor and Encompass Capital Partners LLC (“Encompass Partners” and, together with Encompass Advisors and Mr. Kantor, the “Encompass Parties”). The Encompass Parties have sole voting power and sold dispositive power with respect to no Class A ordinary shares. Encompass Advisors and Mr. Kantor each have shared voting power and dispositive power with respect to 2,000,000 Class A ordinary shares and Encompass Partners has shared voting power and dispositive power with respect to 1,634,125 Class A ordinary shares. The Schedule 13G contained information as of October 1, 2025, and may not reflect current holdings of the Issuer’s Class A ordinary shares. The principal business address for the Encompass Parties is 200 Park Avenue, Suite 1604, New York, NY 10166.

(6)	Based solely on a Schedule 13G filed with the SEC on February 5, 2026 by HITE Hedge Asset Management LLC, HITE Hedge Asset Management LP and Robert Matthew Niblack (the “HITE Parties”), the HITE Parties have (i) sole voting power and sole dispositive power with respect to no Class A ordinary shares and (ii) shared voting power and shared dispositive power with respect to 2,300,661 Class A ordinary shares. The Schedule 13G contained information as of December 31, 2025, and may not reflect current holdings of the Issuer’s Class A ordinary shares. The principal business address for the HITE Parties is 25 Braintree Hill Office Park, Suite 310 Braintree, MA 02184.
(7)	Based solely on a Schedule 13G filed with the SEC on February 17, 2026 by Oaktree Capital Management, L.P. (“Oaktree”), Oaktree has (i) sole voting power and sole dispositive power with respect to 2,799,999 Class A ordinary shares and (ii) shared voting power and shared dispositive power with respect to no Class A ordinary shares. The Schedule 13G contained information as of December 31, 2025, and may not reflect current holdings of the Issuer’s Class A ordinary shares. The principal business address for Oaktree is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
(8)	Based solely on a Schedule 13G filed with the SEC on February 13, 2026 by Sourcerock Group LLC (“Sourcerock”), Sourcerock has (i) sole voting power and sole dispositive power with respect to 2,569,384 Class A ordinary shares and (ii) shared voting power and shared dispositive power with respect to no Class A ordinary shares. The Schedule 13G contained information as of December 31, 2025, and may not reflect current holdings of the Issuer’s Class A ordinary shares. The principal business address for Sourcerock is 210 University Blvd. Suite 330 Denver, CO 80206.
(9)	Based solely on a Schedule 13G filed with the SEC on February 2, 2026 by W. H. Reaves & Co., Inc. (“W. H. Reaves”), W. H. Reaves has (i) sole voting power and sole dispositive power with respect to 2,400,000 Class A ordinary shares and (ii) shared voting power and shared dispositive power with respect to no Class A ordinary shares. The Schedule 13G contained information as of December 31, 2025, and may not reflect current holdings of the Issuer’s Class A ordinary shares. The principal business address for W. H. Reaves is 10 Exchange Place, 18th Floor, Jersey City, NJ 07302.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Securities

In June 2025, our sponsor received 9,487,500 Class B units of Opco for no consideration and purchased 9,487,500 corresponding Class B ordinary shares of the company, 2,500 of our Class A ordinary shares, 100 Class A units of Opco and 100 corresponding Class B ordinary shares of the company for an aggregate of $26,000. In September 2025, our sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of our independent directors in exchange for their services as independent directors through our initial business combination; our sponsor also transferred a corresponding number our Class B ordinary shares to our independent directors for approximately $0.000105 per share. The number of founder securities initially issued to our sponsor was determined based on the expectation that the founder securities would represent 25% of the total ordinary shares issued and outstanding after our initial public offering (excluding any shares issuable upon exercise of any warrants). Subsequently in September 2025, due to an expected increase in the size of our initial public offering, we effected a share capitalization of 2,012,500 Class B ordinary shares, and Opco effected an additional issuance of 2,012,500 Class B units of Opco, resulting in our sponsor owning 11,410,000 Class B units of Opco and 11,410,100 of our Class B ordinary shares. The founder securities (including the Class A ordinary shares issuable upon exchange thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Private Placement Warrants

Our sponsor purchased from us an aggregate of 10,650,000 private placement warrants at a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase for $11.50 one Class A ordinary share. The private placement warrants (including the Class A ordinary shares or Class A units of Opco (and corresponding Class B ordinary shares) issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Forward Purchase Agreement

In contemplation of our initial public offering, we entered into a forward purchase agreement with Rice Sponsor and Mercuria Sponsor (the “forward purchase agreement”), whereby they have agreed to purchase 3,000,000 Class A ordinary shares and 7,000,000 Class A ordinary shares (the “forward purchase shares”), respectively, at a price of $10.00 per share for an aggregate purchase price of $100,000,000 in a private placement that will close substantially concurrently with the consummation of our initial business combination.

The forward purchases are intended to provide us with appropriate funding for our initial business combination, and the funds from the sale of the forward purchase shares will be used to find a portion of the purchase price of the initial business combination and/or for the working capital needs of the post-initial business combination company. The obligation to purchase forward purchase shares under the forward purchase agreement is independent of the percentage of shareholders electing to redeem their public shares and will provide us with an increased minimum funding level for the initial business combination. The participation by both Rice Sponsor and Mercuria Sponsor in the forward purchase agreement is intended to foster partnership and alignment between the two parties (and their respective affiliates) by providing an opportunity for both to share in the potential upside of any successful initial business combination. We believe our ability to complete our initial public combination is enhanced by our entry into the forward purchase agreement.

Each of Rice Sponsor and Mercuria Sponsor, both of whom are members of our sponsor, may transfer the obligation to purchase the forward purchase shares, in whole or in part, to their respective affiliates, provided that upon such transfer, the forward transferees assume the rights and obligations of Rice Sponsor or Mercuria Sponsor, as applicable. In addition, Mercuria Sponsor may terminate its commitment to purchase forward purchase shares at any time in its sole discretion, and as such, there can be no assurance that Mercuria Sponsor will acquire any forward purchase shares. In the event of such termination, in connection with the consummation of our initial business combination, 100% of Mercuria Sponsor’s membership interest in our sponsor will be automatically redeemed by our sponsor in exchange for a distribution to Mercuria Sponsor in an amount in cash equal to its unreturned capital contributions with respect to our sponsor.

The terms of the forward purchase shares are expected to generally be identical to the terms of the Class A ordinary shares issued in our initial public offering, except that the forward purchase shares will be subject to certain transfer restrictions, as described herein. In addition, as long as the forward purchase shares are held by Rice Sponsor, Mercuria Sponsor or the forward transferees, as applicable, they will have certain registration rights.

Opco LLC Agreement

In connection with our initial public offering, we entered into the Opco LLC Agreement. The following description of the Opco LLC Agreement is qualified in its entirety by reference to the copy of thereof included as an exhibit to this Report.

Conversion of Class B Units of Opco and Exchange Right

Our initial shareholders own all of the outstanding Class B units of Opco. The Class B units of Opco will convert into Class A units of Opco in connection with the initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and subject to further adjustment as described below under “— Founder Securities Anti-Dilution.”

In addition, following our initial business combination, holders of Class A units of Opco (other than Rice Acquisition Corporation 3) will have the right (an “exchange right”), subject to certain limitations, to exchange Class A units of Opco (and a corresponding number of Class B ordinary shares) for Class A ordinary shares on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like.

Holders of Class A units of Opco (other than Rice Acquisition Corporation 3) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving 500,000 or more Class A units of Opco (subject to our discretion to permit exchanges of a lower number of units) may occur at any time upon ten business days’ advanced notice. The exchange rights will be subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon us and ensure that Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

Following any exchange of Class A units of Opco (and a corresponding number of Class B ordinary shares), Rice Acquisition Corporation 3 will retain the Class A units of Opco. As the holders of Class A units of Opco (other than Rice Acquisition Corporation 3) exchange their Class A units of Opco, Rice Acquisition Corporation 3’s membership interest in Opco will be correspondingly increased, the number of Class A ordinary shares outstanding will be increased, and the number of Class B ordinary shares outstanding will be reduced.

In connection with our initial business combination, we might choose to issue additional Class A units of Opco (and corresponding Class B ordinary shares) to participants in the business combination, such as sellers of assets or entities or financing sources. We expect that any participants receiving Class A units of Opco in the business combination will have an exchange right on substantially the same terms as described above.

Founder Securities Anti-Dilution

In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the offering in connection with the initial business combination, the number of Class A units of Opco into which the Class B units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding founder securities agree to waive such adjustment with respect to any such issuance or deemed issuance) so that, after all founder securities have been exchanged for Class A ordinary shares, the aggregate number of Class A ordinary shares received by holders in exchange for founder securities would equal approximately 25% of the ordinary shares issued and outstanding upon the completion of our initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding (i) any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and (ii) any shares issuable upon exercise of any warrants). In addition, the number of outstanding Class B ordinary shares will be adjusted through share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like so that the total number of outstanding Class B ordinary shares corresponds to the total number of Class A units of Opco outstanding (other than those held by Rice Acquisition Corporation 3) plus the total number of Class A units of Opco into which the Class B units of Opco are entitled to convert.

Non-Liquidating Distributions and Allocations of Income and Loss

Subject to the obligation of Opco to make tax distributions and to reimburse Rice Acquisition Corporation 3 for its corporate and other overhead expenses, Rice Acquisition Corporation 3 will have the right to determine when non-liquidating distributions will be made to the holders of Opco units and the amount of any such distributions. We do not anticipate making any such distributions (other than tax distributions and reimbursements of expenses) to holders of Opco units (including Rice Acquisition Corporation 3) prior to our initial business combination, other than redemptions of Class A units of Opco held by Rice Acquisition Corporation 3 in connection with a redemption of public shares. If we authorize a non-liquidating distribution, whether before or following our initial business combination, the distribution will be made to holders of Opco units on a pro rata basis in accordance with their respective percentage ownership of Opco units.

Opco will allocate its net income or net loss for each year to the holders of its Class A and Class B units pursuant to the terms of the Opco LLC Agreement. Prior to the initial business combination, net profits and net losses of Opco generally will be allocated to holders of Class A units of Opco on a pro rata basis in accordance with their respective percentage ownership of Class A units (except for certain allocations of items of book income and loss and book-tax differences that may be specially allocated).

After our initial business combination, net profits and net losses of Opco generally will be allocated to holders of Opco units on a pro rata basis in accordance with their respective percentage ownership of Opco units (except for certain allocations of book income and loss items and book-tax differences that may be specially allocated). After our initial business combination, to the extent cash is available, tax distributions will be made to the holders of Opco units, on a pro rata basis in accordance with their respective percentage ownership of Opco units.

Issuance of Equity

Except as otherwise determined by us, at any time Rice Acquisition Corporation 3 issues a Class A ordinary share or any other equity security, the net proceeds received by Rice Acquisition Corporation 3 with respect to such issuance, if any, shall be concurrently invested in Opco, and Opco shall issue to Rice Acquisition Corporation 3 one Class A unit or other economically equivalent equity interest. Conversely, if at any time any shares of Rice Acquisition Corporation 3’s Class A ordinary shares are redeemed, repurchased, or otherwise acquired by Rice Acquisition Corporation 3, including in connection with the exercise of redemption rights by holders of our public shares, Opco shall redeem, repurchase or otherwise acquire an equal number of Opco units held by Rice Acquisition Corporation 3, upon the same terms and for the same price, as our Class A ordinary shares are redeemed, repurchased or otherwise acquired.

Other Transactions with Our Sponsor

As more fully discussed in this Report, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Commencing on the date that our securities were first listed on the NYSE, we began to pay our sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services and certain legal expenses of our sponsor or related to its formation. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon exchange of the founder securities.

Policy for Approval of Related Party Transactions

Following the consummation of our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that was adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The NYSE listing standards require that a majority of our board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that Messrs. Leland and Savett and Dr. Jackson are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 6, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $64,000 for the services Withum performed in connection with the audit of our December 31, 2025 financial statements included in this Report.

Audit-Related Fees. During the period from June 6, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $85,000 for the services Withum performed in connection with our initial public offering.

Tax Fees. During the period from June 6, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 6, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits AND Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules: None.

(3)	Exhibits: We hereby file or furnish, as applicable, as part of this Report the exhibits listed in the below exhibit index:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2025).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2025).
4.4	Public Warrant Agreement, dated September 30, 2025, by and between the company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.5	Private Warrant Agreement, dated September 30, 2025, by and between the company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.6*	Description of registrant’s securities.
10.1	Investment Management Trust Agreement, dated September 30, 2025, by and among the company, Opco and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.2	Private Placement Warrants Purchase Agreement, dated September 30, 2025, by and among the company, Opco and the sponsor (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.3	Letter Agreement, dated September 30, 2025, by and among the company, its officers and directors and the sponsor (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).

10.4	Registration Rights Agreement, dated September 30, 2025, by and among the company, the sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.5	Forward Purchase Agreement, dated August 25, 2025, among the company, Shalennial Acquisition Sponsor 3 LLC and Mercuria Energy Group Holding, SA. (incorporated by reference to Exhibit 10.13 to the company’s Registration Statement on Form S-1, filed with the SEC on August 29, 2025).
10.6+	Form of Indemnity Agreement between the company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2025).
10.7	Administrative Services Agreement, dated September 30, 2025, by and among the company, Opco and the sponsor (incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.8	Second Amended and Restated Limited Liability Company Agreement of Opco, dated September 30, 2025 (incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.9	Promissory Note, dated as of June 20, 2025, between Opco and the sponsor (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement on Form S-1, filed with the SEC on August 29, 2025).
10.10	Securities Subscription Agreement, dated June 20, 2025, between the company and the sponsor (incorporated by reference to Exhibit 10.7 to the company’s Registration Statement on Form S-1, filed with the SEC on August 29, 2025).
10.11	Securities Subscription Agreement, dated June 20, 2025, between Opco and the company (incorporated by reference to Exhibit 10.8 to the company’s Registration Statement on Form S-1, filed with the SEC on August 29, 2025).
10.12	Securities Subscription Agreement, dated June 20, 2025, between Opco and the sponsor (incorporated by reference to Exhibit 10.9 to the company’s Registration Statement on Form S-1, filed with the SEC on August 29, 2025).
10.13	Securities Subscription Agreement, dated June 20, 2025, between Opco and the sponsor (incorporated by reference to Exhibit 10.10 to the company’s Registration Statement on Form S-1, filed with the SEC on August 29, 2025).
10.14	Securities Subscription Agreement, dated September 16, 2025, between Opco and the sponsor (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the company’s Registration Statement on Form S-1, filed with the SEC on September 18, 2025).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ACQUISITION CORPORATION 3

/s/ J. Kyle Derham
Name:	J. Kyle Derham
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Kyle Derham	Chief Executive Officer and Director	March 18, 2026
J. Kyle Derham	(Principal Executive Officer)

/s/ James Wilmot Rogers	Chief Financial Officer and Chief Accounting Officer	March 18, 2026
James Wilmot Rogers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Falik	Director	March 18, 2026
Brian Falik

/s/ Kathryn J. Jackson	Director	March 18, 2026
Kathryn J. Jackson

/s/ D. Mark Leland	Director	March 18, 2026
D. Mark Leland

/s/ David Savett	Director	March 18, 2026
David Savett