Form 10-Q
period 2026-03-31
Rice Acquisition Corp 3
filed 2026-05-12
CIK 2074872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 34,502,500 Class A ordinary shares, $0.0001 par value, and 11,500,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$2,306,574	$2,585,142
Prepaid expenses	113,922	26,225
Short-term prepaid insurance	159,720	161,960
Total current assets	2,580,216	2,773,327
Long-term prepaid insurance	79,860	121,470
Cash held in Trust Account	351,513,014	348,401,782
Total Assets	$354,173,090	$351,296,579

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$139,967	$90,122
Accrued offering costs	—	93,500
Due to related party	29,173	29,173
Total current liabilities	169,140	212,795
Deferred legal fee	2,681,699	2,516,104
Deferred underwriting fee payable	13,368,750	13,368,750
Total liabilities	16,219,589	16,097,649

Commitments and contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.19 and $10.10 per share as of March 31, 2026 and December 31, 2025, respectively	351,513,014	348,401,782

Shareholders’ Deficit:
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value per share; 300,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value per share; 30,000,000 shares authorized; 11,500,100 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(13,777,366)	(13,314,760)
Total Rice Acquisition Corporation 3 Shareholders’ Deficit	(13,776,216)	(13,313,610)
Non-controlling interest in subsidiary	216,703	110,758
Total Shareholders’ Deficit	(13,559,513)	(13,202,852)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$354,173,090	$351,296,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$356,661
Loss from operations	(356,661)

Other income:
Interest earned on cash held in Trust Account	3,111,232
Net income	2,754,571

Net income attributable to non-controlling interest	105,945
Net income attributable to Rice Acquisition Corporation 3	$2,648,626

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	34,502,500
Basic and diluted net income per Class A ordinary share	$0.06

Basic and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares	11,500,100
Basic and diluted net income per Class B ordinary share	$0.06

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Subsidiary	Deficit
Balance — January 1, 2026	2,500	$—	11,500,100	$1,150	$—	$(13,314,760)	$110,758	$(13,202,852)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,111,232)	—	(3,111,232)

Net income	—	—	—	—	—	2,648,626	105,945	2,754,571

Balance – March 31, 2026 (unaudited)	2,500	$—	11,500,100	$1,150	$—	$(13,777,366)	$216,703	$(13,559,513)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,754,571
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,111,232)
Changes in operating assets and liabilities:
Prepaid expenses	(87,697)
Short-term prepaid insurance	2,240
Long-term prepaid insurance	41,610
Accounts payable and accrued expenses	49,845
Deferred legal fee	165,595
Net cash used in operating activities	(185,068)

Cash Flows from Financing Activities:
Payment of offering costs	(93,500)
Net cash provided by financing activities	(93,500)

Net Change in Cash:	(278,568)
Cash – Beginning of period	2,585,142
Cash – End of period	$2,306,574

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 6, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from a portion of the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 2, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 34,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-sixth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Following the closing of the Initial Public Offering, the Public Shareholders (as defined below) hold a direct economic equity ownership interest in the Company in the form of Class A ordinary shares, and an indirect ownership interest in Opco through the Company’s ownership of Class A units of Opco. By contrast, the Initial Shareholders (as defined below) own Founder Securities (as defined in Note 4) and Sponsor Securities (as defined in Note 4) which include direct economic interests in Opco in the form of Class A and Class B units of Opco and a corresponding non-economic voting equity interest in the Company in the form of Class B ordinary shares (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the Target (as defined below) or otherwise acquires a controlling interest in the Target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering on October 2, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account (“Trust Account”) located in the United States with Odyssey Transfer and Trust Company acting as trustee (the “Trustee”). The funds may (i) only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, (ii) be held as uninvested cash or (iii) be held in an interest or non-interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (a) the completion of a Business Combination or (b) the distribution of the Trust Account as described below.

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

MARCH 31, 2026

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared and presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The unaudited condensed consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”) under the VIE provisions of FASB ASC 810, “Consolidation” (“ASC 810”). Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 19, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Variable Interest Entity

The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a VIE. The Company consolidates a VIE’s balance sheet and results of operations into the unaudited condensed consolidated financial statements when the Company is the primary beneficiary that meets both of the following criteria: (1) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that in either case could potentially be significant to the VIE.

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

Non-controlling Interest

Non-controlling interest represents the portion of equity not attributable to the Company and is reported as a separate component of equity on the condensed consolidated balance sheets. Net loss for consolidated VIE is attributed to the Company and to a non-controlling interest holder on the condensed consolidated statement of operations based on respective capital balances.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Note”) (see Note 4) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor. At March 31, 2026, the Company had cash of $2,306,574 and a working capital surplus of $2,411,076.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Our management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed consolidated financial statements.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,306,574 and $2,585,142 of cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $351,513,014 and $348,401,782, respectively, were held in an interest-bearing deposit account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and determined the warrants issued in the Initial Public Offering should be classified under equity treatment at their assigned values for Public Warrants and at their purchase price for Private Placement Warrants.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Subtopic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(2,455,250)
Public Shares issuance costs	(23,073,698)
Plus:
Accretion of carrying value to redemption value	28,930,730
Class A ordinary shares subject to possible redemption, December 31, 2025	348,401,782
Plus:
Accretion of carrying value to redemption value	3,111,232
Class A ordinary shares subject to possible redemption, March 31, 2026	$351,513,014

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Weighted average ordinary shares at March 31, 2026 were reduced for the effect of an aggregate of 1,500,000 Class B ordinary shares that would have been subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At March 31, 2026, the Company did not have any dilutive securities or other contracts, other than Public Warrants and Private Placement Warrants, that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026
Basic and diluted net income per ordinary share:	Class A	Class B
Numerator:
Allocation of net income excluding non-controlling interest	$1,986,501	$662,125
Denominator:
Weighted-average shares outstanding	34,502,500	11,500,100
Basic and diluted net income per ordinary share	$0.06	$0.06

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 2, 2025, the Company sold 34,500,000 Units, including 4,500,000 Units as a result of the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, or an aggregate of $345,000,000. Each Unit consists of one Class A ordinary share and one-sixth of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

On September 16, 2025, in exchange for their services as independent directors through the Company’s initial Business Combination, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees for approximately $0.000105 per share. The transfer of the Founder Securities (as defined below) to the holders are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Securities assigned to the holders on September 16, 2025 was $188,100 or $2.09 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor, pursuant to a written agreement, purchased in a private placement an aggregate of 10,650,000 Private Placement Warrants, including 900,000 Private Placement Warrants as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate. Each whole Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. If the Company does not complete a Business Combination within the Combination Period, or if the board approves an earlier liquidation, the portion of the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Promissory Note — Related Party

On June 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and payable on the earlier of June 30, 2026 or the completion of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there is no amount outstanding under the Note. The borrowings under the Note are no longer available.

Due to Related Party

From June 6, 2025 (inception) through March 31, 2026, the Sponsor paid Company liabilities amounting to $50,000 on the Company’s behalf. During the same period, the Company paid expenses on behalf of the Sponsor and other related parties in the amount of $20,827. As of March 31, 2026 and December 31, 2025, the amount due to related party was $29,173.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on October 1, 2025, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services provided to the Company and certain legal expenses of the Sponsor or related to its formation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, the Company incurred $60,000 fees for these services, of which amount is included in the accompanying condensed consolidated balance sheet as an accrued expense.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of March 31, 2026 and December 31, 2025.

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

Settlement of the arrangement is contingent on the completion of the Business Combination and will occur only through the issuance of a fixed number of shares for a fixed amount of cash. If the business combination is not completed within the required timeframe or the agreement is terminated, the agreement becomes void and any amounts previously paid are returned, with no obligation for the Company to settle in cash or repurchase its shares. The Forward Purchase Agreement is a freestanding equity‑linked instrument indexed to the Company’s own stock and does not include any cash settlement features or other provisions that would require liability classification under ASC 480. Accordingly, the agreement qualifies for equity classification under ASC 815‑40 and is classified within permanent equity and not subsequently remeasured, so long as the equity classification criteria continue to be met.

On August 25, 2025, the fair value of the Forward Purchase Agreement was $1,168,054 or $0.117 per share and has been classified and recorded within the permanent equity section of the Company’s condensed consolidated balance sheets.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 1, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 4,500,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate due to the underwriters’ exercise of their over-allotment option in full, paid at closing of the Initial Public Offering. In addition, $0.3875 per Unit, or $13,368,750 in the aggregate, is the maximum amount that will be payable to the underwriters for deferred underwriting fee. The deferred underwriting commissions will range from $0 to $13,368,750, depending on the number of Public Shares that remain outstanding following consummation of the Company’s initial Business Combination, as further described in the underwriting agreement. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 2,500 Class A ordinary shares issued and outstanding, excluding the 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 11,500,100 Class B ordinary shares issued and outstanding.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026 and December 31, 2025, there were an aggregate of 34,502,600 Class A units of Opco outstanding (34,502,500 Class A units held by Rice Acquisition Corporation 3 and 100 Class A units held by the Sponsor) and 11,500,000 Class B units of Opco outstanding.

Warrants — As of March 31, 2026 and December 31, 2025, there were 5,750,000 Public Warrants and 10,650,000 Private Placement Warrants issued and outstanding.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 7 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statement of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

	March 31, 2026	December 31, 2025
Cash held in Trust Account	$351,513,014	$348,401,782
Cash	2,306,574	2,585,142

For the Three Months Ended March 31, 2026
General and administrative costs	$356,661
Interest earned on cash held in Trust Account	$3,111,232

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated September 30, 2025, by and among the Company, Opco and the Trustee (the “Trust Agreement”).

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Rice Acquisition Corporation 3, and references in this Quarterly Report to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about our ability to select an appropriate target business or businesses; our ability to complete an initial Business Combination; our potential ability to obtain additional financing to complete our initial Business Combination; our public securities’ potential liquidity and trading; the lack of a market for our securities; the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or the Trust Account not being subject to claims of third parties.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our search for a Business Combination, and any Target with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, macroeconomic uncertainty, potential tariffs imposed by the United States or other countries, inflation and U.S. Federal Reserve interest rate adjustments in response thereto, and the volatility in the debt and equity markets;

●	members of our management team and board have significant experience as founders, board members, officers, executives or employees of other companies; certain of those persons have been, are currently or may become involved in litigation, investigations or other proceedings, including related to those companies or otherwise, which may have an adverse effect on us and may impede our ability to consummate an initial Business Combination;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our shareholders may be less than $10.00 per public share; and

●	other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Overview

We are a blank check company and were incorporated as a Cayman Islands exempted company on June 6, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our only activities from June 6, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence expenses in connection with identifying a target company for a Business Combination.

For the three months ended March 31, 2026, we had a net income of $2,754,571, which consisted of interest earned on cash held in the Trust Account of $3,111,232, offset by general and administrative costs of $356,661.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were from the purchase of our Class B ordinary shares by the Sponsor and loans from the Sponsor.

On October 2, 2025, we consummated the Initial Public Offering of 34,500,000 units, at $10.00 per unit, including 4,500,000 units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 10,650,000 Private Placement Warrants, including 900,000 Private Placement Warrants issued as a result of the full exercise by the underwriters of their over-allotment option, at a price of $1.00 per Private Placement Warrant, or $10,650,000 in the aggregate, in a private placement to the Sponsor. Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, $345,000,000, including $13,368,750 (which constitutes the maximum Deferred Discount (as defined below) payable to the underwriters of the Initial Public Offering), was deposited into the Trust Account.

At March 31, 2026, we had cash held in the Trust Account of $351,513,014. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income earned on the funds held in the Trust Account to fund our working capital requirements, subject to an annual limit of 5.0% of the interest earned on the funds held in the Trust Account, or to pay our franchise and income taxes (such amounts in the aggregate, “permitted withdrawals”), if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account (if any) will be sufficient to fund any permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $2,306,574 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

For the three months ended March 31, 2026, net cash used in operating activities was $185,068. Net income of $2,754,571 was affected by interest earned on cash of $3,111,232. Changes in operating assets and liabilities provided $171,593 of cash from operating activities.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to additional forward purchase agreements, non-redemption or backstop agreements we may enter into.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor $20,000 per month for office space, utilities, secretarial support and administrative services and certain legal expenses of the Sponsor or related to its formation.

Underwriting Agreement

The underwriters of the Initial Public Offering have agreed to defer an amount ranging from $0 to $13,368,750 of the total underwriting commissions, which amount will depend on the number of Class A ordinary shares sold as part of the units in the Initial Public Offering that remain outstanding following consummation of the initial Business Combination (the “Deferred Discount”). The Deferred Discount shall be paid to the underwriters from the funds held in the Trust Account upon and concurrently with the consummation of the initial Business Combination; provided, however, that if no initial Business Combination is consummated within the time period provided in the Trust Agreement and the funds held under the Trust Agreement are distributed to the Public Shareholders, (i) the underwriters will forfeit any rights or claims to the Deferred Discount and (ii) the Trustee under the Trust Agreement is authorized to distribute the Deferred Discount to the Public Shareholders on a pro rata basis.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We have not identified any critical accounting estimates. However, the preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For information about our risk factors, see the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Any of the factors described therein could result in a significant or material adverse effect on our business, financial condition and operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from the Initial Public Offering

On October 2, 2025, we consummated the Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-289938), which became effective on September 30, 2025. There has been no material change in the planned use of proceeds from such use as described in our final prospectus for the Initial Public Offering, which was filed with the SEC on October 2, 2025.

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

RICE ACQUISITION CORPORATION 3

Date: May 12, 2026	By:	/s/ J. Kyle Derham
	Name:	J. Kyle Derham
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)