Form 10-Q
period 2026-06-30
Rice Acquisition Corp 3
filed 2026-08-11
CIK 2074872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 34,502,500 Class A ordinary shares, $0.0001 par value, and 11,500,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page
Part I - Financial Information
Item 1. Interim Financial Statements.	1
Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 6, 2025 (Inception) Through June 30, 2025	2
Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2026 and for the Period from June 6, 2025 (Inception) Through June 30, 2025	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 6, 2025 (Inception) Through June 30, 2025	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4. Controls and Procedures.	24
Part II - Other Information
Item 1. Legal Proceedings.	25
Item 1A. Risk Factors.	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3. Defaults Upon Senior Securities.	25
Item 4. Mine Safety Disclosures.	25
Item 5. Other Information.	25
Item 6. Exhibits.	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$2,224,033	$2,585,142
Prepaid expenses	78,416	26,225
Short-term prepaid insurance	159,720	161,960
Total current assets	2,462,169	2,773,327
Long-term prepaid insurance	39,930	121,470
Cash held in Trust Account	354,649,195	348,401,782
Total Assets	$357,151,294	$351,296,579

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$182,402	$90,122
Accrued offering costs	—	93,500
Due to related party	28,780	29,173
Total current liabilities	211,182	212,795
Deferred legal fee	2,784,793	2,516,104
Deferred underwriting fee payable	13,368,750	13,368,750
Total liabilities	16,364,725	16,097,649

Commitments and contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.28 and $10.10 per share as of June 30, 2026 and December 31, 2025, respectively	354,649,195	348,401,782

Shareholders’ Deficit:
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value per share; 300,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value per share; 30,000,000 shares authorized; 11,500,100 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(14,189,443)	(13,314,760)
Total Rice Acquisition Corporation 3 Shareholders’ Deficit	(14,188,293)	(13,313,610)
Non-controlling interest in subsidiary	325,667	110,758
Total Shareholders’ Deficit	(13,862,626)	(13,202,852)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$357,151,294	$351,296,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 6, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$303,113	$659,774	$24,945
Loss from operations	(303,113)	(659,774)	(24,945)

Other income:
Interest earned on cash held in Trust Account	3,136,181	6,247,413	—
Net income (loss)	2,833,068	5,587,639	(24,945)

Net income (loss) attributable to non-controlling interest	108,964	214,909	(959)
Net income (loss) attributable to Rice Acquisition Corporation 3	$2,724,104	$5,372,730	$(23,986)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	34,502,500	34,502,500	2,500
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$0.12	$(0.00)

Basic and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares(1)(2)	11,500,100	11,500,100	10,000,100
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$0.12	$(0.00)

(1)	This number excludes, through October 1, 2025, up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering (as defined below) on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco (as defined below) are no longer subject to forfeiture (Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the Initial Shareholders (as defined below), which include the Sponsor (as defined below), currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (Note 4).

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Subsidiary	Deficit
Balance — January 1, 2026	2,500	$—	11,500,100	$1,150	$—	$(13,314,760)	$110,758	$(13,202,852)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,111,232)	—	(3,111,232)

Net income	—	—	—	—	—	2,648,626	105,945	2,754,571

Balance – March 31, 2026 (unaudited)	2,500	—	11,500,100	1,150	—	(13,777,366)	216,703	(13,559,513)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,136,181)	—	(3,136,181)

Net income	—	—	—	—	—	2,724,104	108,964	2,833,068

Balance – June 30, 2026 (unaudited)	2,500	$—	11,500,100	$1,150	$—	$(14,189,443)	$325,667	$(13,862,626)

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Subsidiary	Equity
Balance — June 6, 2025	—	$—	—	$—	$—	$—	$—	$—

Issuance of ordinary shares(1)(2)	2,500	—	11,500,100	1,150	23,850	—	1,000	26,000

Net loss	—	—	—	—	—	(23,986)	(959)	(24,945)

Balance – June 30, 2025 (unaudited)	2,500	$—	11,500,100	$1,150	$23,850	$(23,986)	$41	$1,055

(1)	This number includes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture (Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (Note 4).

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from June 6, 2025 (Inception) Through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$5,587,639	$(24,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	—	10,420
Interest earned on cash held in Trust Account	(6,247,413)	—
Changes in operating assets and liabilities:
Prepaid expenses	(52,191)	—
Due to related party	(393)	—
Short-term prepaid insurance	2,240	—
Long-term prepaid insurance	81,540	—
Accounts payable and accrued expenses	92,280	14,525
Deferred legal fee	268,689	—
Net cash used in operating activities	(267,609)	—

Cash Flows from Financing Activities:
Payment of offering costs	(93,500)	—
Net cash used in financing activities	(93,500)	—

Net Change in Cash:	(361,109)	—
Cash – Beginning of period	2,585,142	—
Cash – End of period	$2,224,033	$—

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$984,614
Prepaid services contributed by Sponsor through Note	$—	$4,000
Prepaid services contributed by Sponsor in exchange for issuance of Class A units of Opco	$—	$1,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 6, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from a portion of the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering on October 2, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States with Odyssey Transfer and Trust Company acting as trustee (the “Trustee”). The funds may (i) only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, (ii) be held as uninvested cash or (iii) be held in an interest or non-interest bearing bank demand deposit account or other accounts at a bank, until the earlier of (a) the completion of a Business Combination or (b) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting fee the Company will pay to the underwriters (as discussed in Note 5). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of Founder Securities and Sponsor Securities prior to the Initial Public Offering, including the Company’s officers and directors to the extent they hold such securities (the “Initial Shareholders”), have agreed to vote their Founder Securities and Sponsor Securities and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Securities and Public Shares in connection with the completion of a Business Combination.

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

JUNE 30, 2026

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 19, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Principles of Consolidation

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

The Company continually reassesses whether it is the primary beneficiary of a VIE for the consolidation analysis. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in accordance with applicable U.S. GAAP. Please refer to Note 8 for more details.

The Company will reconsider whether an entity is still a VIE if certain reconsideration events occur as defined in ASC 810.

Non-controlling Interest

Non-controlling interest represents the portion of equity not attributable to the Company and is reported as a separate component of equity on the condensed consolidated balance sheets. Net loss for consolidated VIE is attributed to the Company and to a non-controlling interest holder on the condensed consolidated statements of operations based on respective capital balances.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Note”) (see Note 4) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor. At June 30, 2026, the Company had cash of $2,224,033 and a working capital surplus of $2,250,987.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Our management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed consolidated financial statements.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,224,033 and $2,585,142 of cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $354,649,195 and $348,401,782, respectively, were held in an interest-bearing deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Offering Costs

The Company complies with the requirements of the FASB ASC Subtopic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Subtopic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants are charged to shareholders’ equity (deficit) as Public Warrants and Private Placement Warrants, and, after management’s evaluation are accounted for under equity treatment. Transaction costs amounted to $23,330,776, consisting of $6,900,000 of cash underwriting fee, $13,368,750 of maximum deferred underwriting fee, and $3,062,026 of other offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Subtopic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(2,455,250)
Public Shares issuance costs	(23,073,698)
Plus:
Accretion of carrying value to redemption value	28,930,730
Class A ordinary shares subject to possible redemption, December 31, 2025	348,401,782
Plus:
Accretion of carrying value to redemption value	3,111,232
Class A ordinary shares subject to possible redemption, March 31, 2026	351,513,014
Plus:
Accretion of carrying value to redemption value	3,136,181
Class A ordinary shares subject to possible redemption, June 30, 2026	$354,649,195

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 16,400,000 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Weighted average ordinary shares at June 30, 2026 were reduced for the effect of an aggregate of 1,500,000 Class B ordinary shares that would have been subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). At June 30, 2026, the Company did not have any dilutive securities or other contracts, other than Public Warrants and Private Placement Warrants, that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Basic and diluted net income per ordinary share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income excluding non-controlling interest	$2,043,111	$680,993	$4,029,612	$1,343,118
Denominator:
Weighted-average shares outstanding	34,502,500	11,500,100	34,502,500	11,500,100
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.12	$0.12

	For the Period from June 6, 2025 (Inception) Through June 30, 2025
Basic and diluted net loss per ordinary share:	Class A	Class B
Numerator:
Allocation of net loss excluding non-controlling interest	$(6)	$(23,980)
Denominator:
Weighted-average shares outstanding	2,500	10,000,100
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

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

JUNE 30, 2026

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

On September 16, 2025, in exchange for their services as independent directors through the Company’s initial Business Combination, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees for approximately $0.000105 per share. The transfer of the Founder Securities (as defined below) to the holders is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Securities assigned to the holders on September 16, 2025 was $188,100 or $2.09 per share. The shares were transferred subject to a performance condition (i.e., providing services through a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

The Sponsor and the Company’s directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Securities, and any of the Company’s Class A ordinary shares acquired upon exchange of the Founder Securities, until the earliest of (i) six months after the completion of the initial Business Combination, and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and the Company’s directors and executive officers with respect to any Founder Securities.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Class A units of Opco that comprise the Founder Securities and Sponsor Securities will be exchangeable (together with the cancellation of a corresponding number of the Company’s Class B ordinary shares) for the Company’s Class A ordinary shares after the completion of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. Each Class B ordinary share has no economic rights but entitles its holder to one vote. Prior to the completion of an initial Business Combination, only holders of the Company’s Class B ordinary shares will be entitled to vote on the appointment of directors or in a vote to transfer the Company by way of continuation in a jurisdiction outside the Cayman Islands.

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

Promissory Note — Related Party

On June 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note is non-interest bearing and payable on the earlier of June 30, 2026 or the completion of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there is no amount outstanding under the Note. The borrowings under the Note are no longer available.

Due to Related Party

From June 6, 2025 (inception) through June 30, 2026, the Sponsor paid Company liabilities amounting to $50,000 on the Company’s behalf. During the same period, the Company paid expenses on behalf of the Sponsor and other related parties in the amount of $21,220. As of June 30, 2026 and December 31, 2025, the amount due to related party was $28,780 and $29,173, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on October 1, 2025, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services provided to the Company and certain legal expenses of the Sponsor or related to its formation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000 in fees for these services, respectively, of which amount is included in the accompanying condensed consolidated balance sheets as an accrued expense. For the period from June 6, 2025 (inception) through June 30, 2025, the Company did not incur any fees for these services.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2026 and December 31, 2025.

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

Settlement of the arrangement is contingent on the completion of the Business Combination and will occur only through the issuance of a fixed number of shares for a fixed amount of cash. If the Business Combination is not completed within the required timeframe or the agreement is terminated, the agreement becomes void and any amounts previously paid are returned, with no obligation for the Company to settle in cash or repurchase its shares. The Forward Purchase Agreement is a freestanding equity-linked instrument indexed to the Company’s own stock and does not include any cash settlement features or other provisions that would require liability classification under ASC 480. Accordingly, the agreement qualifies for equity classification under ASC 815-40 and is classified within permanent equity and not subsequently remeasured, so long as the equity classification criteria continue to be met.

On August 25, 2025, the fair value of the Forward Purchase Agreement was $1,168,054 or $0.117 per share and has been classified and recorded within the permanent equity section of the Company’s condensed consolidated balance sheets.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate due to the underwriters’ exercise of their over-allotment option in full, paid at closing of the Initial Public Offering. In addition, $0.3875 per Unit, or $13,368,750 in the aggregate, is the maximum amount that will be payable to the underwriters for the deferred underwriting fee. The deferred underwriting commissions will range from $0 to $13,368,750, depending on the number of Public Shares that remain outstanding following consummation of the Company’s initial Business Combination, as further described in the underwriting agreement. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 2,500 Class A ordinary shares issued and outstanding, excluding the 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 11,500,100 Class B ordinary shares issued and outstanding.

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

As of June 30, 2026 and December 31, 2025, there were an aggregate of 34,502,600 Class A units of Opco outstanding (34,502,500 Class A units held by Rice Acquisition Corporation 3 and 100 Class A units held by the Sponsor) and 11,500,000 Class B units of Opco outstanding.

Warrants — As of June 30, 2026 and December 31, 2025, there were 5,750,000 Public Warrants and 10,650,000 Private Placement Warrants issued and outstanding.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Except as described below and in the private warrant agreement, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. The Private Placement Warrants (including the Class A ordinary shares or Class A units of Opco (and corresponding Class B ordinary shares) issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination except for limited exceptions and will not be redeemable by the Company.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30, 2026	December 31, 2025
Cash held in Trust Account	$354,649,195	$348,401,782
Cash	2,224,033	2,585,142

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 6, 2025 (Inception) Through June 30, 2025
General and administrative costs	$303,113	$659,774	$24,945
Interest earned on cash held in Trust Account	$3,136,181	$6,247,413	$—

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

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated September 30, 2025, by and among the Company, Opco and the Trustee (the “Trust Agreement”).

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8 — VARIABLE INTEREST ENTITY

The Company consolidates a VIE when the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE, which could potentially be significant to the VIE, and, as a result, is considered the primary beneficiary of the VIE.

Opco — On June 10, 2025, the Company formed and registered a subsidiary, Opco, a Cayman Islands limited liability company, pursuant to the Limited Liability Companies Act (As Revised) for the sole purposes of effecting the initial Business Combination. On June 20, 2025, Opco issued 100 Class A units to the Sponsor in exchange for $1,000, 2,500 Class A units to the Company in exchange for $25,000, and 9,487,500 Class B units to the Sponsor for no consideration. Only Class A units of Opco provide holders with voting rights.

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

Pursuant to the Opco LLC Agreement, the Company was designated as the manager of Opco, granting the Company the power to direct the activities that most significantly affect Opco’s economic performance without requiring any approval of Opco’s members. The Opco LLC Agreement provides that profits and losses of Opco be allocated pro rata to each member’s respective capital balance.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about our ability to select an appropriate target business or businesses; our ability to complete an initial Business Combination; our potential ability to obtain additional financing to complete our initial Business Combination; our public securities’ potential liquidity and trading; the lack of a market for our securities; the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or the Trust Account not being subject to claims of third parties.

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

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our only activities from June 6, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence expenses in connection with identifying a target company for a Business Combination.

For the three months ended June 30, 2026, we had a net income of $2,833,068, which consisted of interest earned on cash held in the Trust Account of $3,136,181, offset by general and administrative costs of $303,113.

For the six months ended June 30, 2026, we had a net income of $5,587,639, which consisted of interest earned on cash held in the Trust Account of $6,247,413, offset by general and administrative costs of $659,774.

For the period from June 6, 2025 (inception) through June 30, 2025, we had a net loss of $24,945, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were proceeds from the purchase of our Class B ordinary shares by the Sponsor and loans from the Sponsor.

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

At June 30, 2026, we had cash held in the Trust Account of $354,649,195. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income earned on the funds held in the Trust Account to fund our working capital requirements, subject to an annual limit of 5.0% of the interest earned on the funds held in the Trust Account, or to pay our franchise and income taxes (such amounts in the aggregate, “permitted withdrawals”), if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account (if any) will be sufficient to fund any permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $2,224,033 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

For the six months ended June 30, 2026, net cash used in operating activities was $267,609. Net income of $5,587,639 was affected by interest earned on cash of $6,247,413. Changes in operating assets and liabilities provided $392,165 of cash from operating activities.

For the period from June 6, 2025 (inception) through June 30, 2025, there was no cash used in operating activities. Net loss of $24,945 was affected by payment of operation costs through a promissory note of $10,420. Changes in operating assets and liabilities provided $14,525 of cash from operating activities.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to additional forward purchase agreements, non-redemption or backstop agreements we may enter into.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from the Initial Public Offering

On October 2, 2025, we consummated the Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, including 4,500,000 Units issued as a result of the full exercise by the underwriters of their over-allotment option, generating gross proceeds of $345,000,000. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-289938), which became effective on September 30, 2025. There has been no material change in the planned use of proceeds as described in our final prospectus for the Initial Public Offering, which was filed with the SEC on October 2, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files (filed herewith as Exhibit 101).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICE ACQUISITION CORPORATION 3

Date: August 11, 2026	By:	/s/ J. Kyle Derham
	Name:	J. Kyle Derham
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)