Form 10-Q
period 2026-09-30
Rice Acquisition Corp 3
filed 2026-11-12
CIK 2074872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 34,502,500 Class A ordinary shares, $0.0001 par value, and 11,500,100 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page
Part I - Financial Information
Item 1. Interim Financial Statements.	1
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4. Controls and Procedures.	28
Part II - Other Information
Item 1. Legal Proceedings.	29
Item 1A. Risk Factors.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3. Defaults Upon Senior Securities.	29
Item 4. Mine Safety Disclosures.	29
Item 5. Other Information.	29
Item 6. Exhibits.	30
Signatures	31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$2,131,131	$2,585,142
Prepaid expenses	42,909	26,225
Short-term prepaid insurance	159,720	161,960
Total current assets	2,333,760	2,773,327
Long-term prepaid insurance	—	121,470
Cash held in Trust Account	357,893,039	348,401,782
Total Assets	$360,226,799	$351,296,579

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$248,115	$90,122
Accrued offering costs	—	93,500
Due to related party	28,780	29,173
Total current liabilities	276,895	212,795
Deferred legal fee	2,880,853	2,516,104
Deferred underwriting fee payable	13,368,750	13,368,750
Total liabilities	16,526,498	16,097,649

Commitments and contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.37 and $10.10 per share as of September 30, 2026 and December 31, 2025, respectively	357,893,039	348,401,782

Shareholders’ Deficit:
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value per share; 300,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value per share; 30,000,000 shares authorized; 11,500,100 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(14,631,622)	(13,314,760)
Total Rice Acquisition Corporation 3 Shareholders’ Deficit	(14,630,472)	(13,313,610)
Non-controlling interest in subsidiary	437,734	110,758
Total Shareholders’ Deficit	(14,192,738)	(13,202,852)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$360,226,799	$351,296,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 6, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$330,112	$66,787	$989,886	$91,732
Loss from operations	(330,112)	(66,787)	(989,886)	(91,732)

Other income:
Interest earned on cash held in Trust Account	3,243,844	—	9,491,257	—
Net income (loss)	2,913,732	(66,787)	8,501,371	(91,732)

Net income (loss) attributable to non-controlling interest	112,067	(2,569)	326,976	(3,528)
Net income (loss) attributable to Rice Acquisition Corporation 3	$2,801,665	$(64,218)	$8,174,395	$(88,204)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,502,500	2,500	34,502,500	2,500
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$(0.01)	$0.18	$(0.01)

Basic and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares(1)(2)	11,500,100	10,000,100	11,500,100	10,000,100
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.01)	$0.18	$(0.01)

(1)	This number excludes, through October 1, 2025, up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering (as defined below) on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco (as defined below) are no longer subject to forfeiture (Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the Initial Shareholders (as defined below), which include the Sponsor (as defined below), currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance — January 1, 2026	2,500	$—	11,500,100	$1,150	$—	$(13,314,760)	$110,758	$(13,202,852)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,111,232)	—	(3,111,232)

Net income	—	—	—	—	—	2,648,626	105,945	2,754,571

Balance – March 31, 2026 (unaudited)	2,500	—	11,500,100	1,150	—	(13,777,366)	216,703	(13,559,513)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,136,181)	—	(3,136,181)

Net income	—	—	—	—	—	2,724,104	108,964	2,833,068

Balance – June 30, 2026 (unaudited)	2,500	—	11,500,100	1,150	—	(14,189,443)	325,667	(13,862,626)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,243,844)	—	(3,243,844)

Net income	—	—	—	—	—	2,801,665	112,067	2,913,732

Balance – September 30, 2026 (unaudited)	2,500	$—	11,500,100	$1,150	$—	$(14,631,622)	$437,734	$(14,192,738)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 6, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity (Deficit)
Balance — June 6, 2025 (Inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class A and Class B ordinary shares to Sponsor(1)(2)	2,500	—	11,500,100	1,150	23,850	—	—	25,000

Issuance of Units in subsidiary to Sponsor	—	—	—	—	—	—	1,000	1,000

Net loss	—	—	—	—	—	(23,986)	(959)	(24,945)

Balance – June 30, 2025 (unaudited)	2,500	—	11,500,100	1,150	23,850	(23,986)	41	1,055

Net loss	—	—	—	—	—	(64,218)	(2,569)	(66,787)

Balance – September 30, 2025 (unaudited)	2,500	$—	11,500,100	$1,150	$23,850	$(88,204)	$(2,528)	$(65,732)

(1)	This number includes up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2025, the underwriters exercised their over-allotment option in full, and the shares issued pursuant to the over-allotment option settled concurrently with the closing of the Initial Public Offering on October 2, 2025. As such, the 1,500,000 Class B ordinary shares and 1,500,000 Class B units of Opco are no longer subject to forfeiture (Note 4).

(2)	In September 2025, the Company effected a share capitalization of 2,012,500 Class B ordinary shares. As a result, the Initial Shareholders, which include the Sponsor, currently own 11,500,100 Class B ordinary shares of the Company. All share and per-share amounts have been retroactively restated (Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 6, 2025 (Inception) Through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$8,501,371	$(91,732)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Formation, general, and administrative costs paid through promissory note – related party	—	75,770
Formation costs applied to prepaid expenses contributed by the Sponsor	—	16,384
Interest earned on cash held in Trust Account	(9,491,257)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,684)	—
Due to related party	(393)	—
Short-term prepaid insurance	2,240	—
Long-term prepaid insurance	121,470	—
Accounts payable and accrued expenses	157,993	—
Deferred legal fee	364,749	—
Net cash (used in) provided by operating activities	(360,511)	422

Cash Flows from Financing Activities:
Due to related parties	—	10,650,000
Payment of offering costs	(93,500)	—
Net cash (used in) provided by financing activities	(93,500)	10,650,000

Net Change in Cash	(454,011)	10,650,422
Cash – Beginning of period	2,585,142	—
Cash – End of period	$2,131,131	$10,650,422

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$383,526
Deferred offering costs included in deferred legal fees	$—	$2,223,666
Deferred offering costs paid through promissory note – related party	$—	$162,266
Deferred offering costs applied to prepaid expenses contributed by the Sponsor	$—	$13,616
Prepaid expenses paid by Sponsor in exchange for issuance of Class A and Class B ordinary shares	$—	$25,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class A Units of Opco	$—	$1,000
Prepaid expenses contributed by Sponsor through promissory note – related party	$—	$19,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 6, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from a portion of the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $23,330,776, consisting of $6,900,000 of cash underwriting fees, $13,368,750 of maximum deferred underwriting fees, and $3,062,026 of other offering costs.

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

SEPTEMBER 30, 2026

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

If the Company is unable to complete a Business Combination within 24 months (or 27 months if the Sponsor exercises its three-month extension option) from the closing of the Initial Public Offering (the “Combination Period”) or if the Company’s board of directors approves an earlier liquidation, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on cash held in the Trust Account (net of permitted withdrawals (as defined below), if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Interest or other income earned on the funds held in the Trust Account may be released to Opco to fund the Company’s or Opco’s working capital requirements, subject to an annual limit of 5.0% of the interest earned on the funds held in the Trust Account, or to pay franchise and income taxes, if any, of the Company or Opco (such amounts in the aggregate, “permitted withdrawals”). There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within the Combination Period, or if the Company’s board of directors approves an earlier liquidation.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Opco (the “Opco LLC Agreement”) and a letter agreement that the Sponsor, and the Company’s officers and directors have entered into with the Company, the Sponsor and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to their Founder Securities and Sponsor Securities, (ii) to waive their redemption rights with respect to their Founder Securities, Sponsor Securities and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period, or if the Company’s board approves an earlier liquidation, (iii) that they will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Securities or Sponsor Securities they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period), and (iv) that, in certain circumstances, the Class B units of Opco will have more limited rights to current or liquidating distributions from the Company.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 19, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Non-controlling Interest

Non-controlling interest represents the portion of equity not attributable to the Company and is reported as a separate component of equity on the unaudited condensed consolidated balance sheets. Net income (loss) for the consolidated VIE is attributed to the Company and to a non-controlling interest holder on the unaudited condensed consolidated statements of operations based on respective capital balances.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Note”) (see Note 4) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor. At September 30, 2026, the Company had cash of $2,131,131 and a working capital surplus of $2,056,865.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern” (“ASC 205-40”), management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Management believes that the Company has sufficient cash and working capital to fund its operating needs and meet its obligations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, management has determined that there is no liquidity shortfall within the assessment period.

However, the Company has a limited period of time (until the end of the Combination Period) to consummate an initial Business Combination. The Combination Period ends on the date that is 24 months (or 27 months if the Sponsor exercises its three-month extension option) from the closing of the Initial Public Offering (i.e., the Combination Periods ends on October 2, 2027 or, if the Sponsor exercises its three-month extension option, January 2, 2028). It is uncertain that the Company will be able to complete an initial Business Combination within the Combination Period. If the Company does not complete an initial Business Combination by October 2, 2027 (or January 2, 2028 if the Sponsor exercises its three-month extension option) and does not obtain an extension in accordance with its governing documents, the Company will be required to cease all operations except for the purpose of winding up, redeem the Public Shares, and liquidate.

Because the mandatory liquidation date of October 2, 2027 (assuming the Sponsor does not exercise its three-month extension option) falls within the one-year assessment period following the issuance of these unaudited condensed consolidated financial statements, and the requirement to liquidate and dissolve if a Business Combination is not completed by that date is outside of the Company’s control, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. Management’s plans to complete an initial Business Combination before the mandatory liquidation date are intended to mitigate these conditions; however, such plans are not considered probable of being effectively implemented within the meaning of ASC 205-40.

Accordingly, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,131,131 and $2,585,142 of cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $357,893,039 and $348,401,782, respectively, were held in an interest-bearing deposit account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature. This statement does not apply to the deferred legal fee and the deferred underwriting fee payable, which are classified as non-current liabilities in the condensed consolidated balance sheets and become payable only upon the occurrence of future events, as described in Note 5.

Offering Costs

The Company complies with the requirements of the FASB ASC Subtopic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Subtopic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants are charged to shareholders’ equity (deficit) as Public Warrants and Private Placement Warrants, and, after management’s evaluation are accounted for under equity treatment. Transaction costs amounted to $23,330,776, consisting of $6,900,000 of cash underwriting fees, $13,368,750 of maximum deferred underwriting fees, and $3,062,026 of other offering costs.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Subtopic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity, as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(2,455,250)
Public Shares issuance costs	(23,073,698)
Plus:
Accretion of carrying value to redemption value	28,930,730
Class A ordinary shares subject to possible redemption, December 31, 2025	348,401,782
Plus:
Accretion of carrying value to redemption value	3,111,232
Class A ordinary shares subject to possible redemption, March 31, 2026	351,513,014
Plus:
Accretion of carrying value to redemption value	3,136,181
Class A ordinary shares subject to possible redemption, June 30, 2026	354,649,195
Plus:
Accretion of carrying value to redemption value	3,243,844
Class A ordinary shares subject to possible redemption, September 30, 2026	$357,893,039

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) attributable to the controlling interest by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Weighted-average ordinary shares for the 2025 comparative periods were reduced by 1,500,000 Class B ordinary shares that were subject to forfeiture pending the exercise of the underwriters’ over-allotment option. As the over-allotment option was exercised in full on October 1, 2025, these shares were no longer subject to forfeiture and were fully included in the weighted-average ordinary shares for the period ended September 30, 2026 (see Note 4). At September 30, 2026, the Company did not have any dilutive securities or other contracts, other than Public Warrants and Private Placement Warrants, that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Because the exercise of the Public Warrants and Private Placement Warrants is contingent upon the occurrence of future events, the warrants have been excluded from the calculation of diluted net income (loss) per ordinary share. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
Basic and diluted net income per ordinary share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income excluding non-controlling interest	$2,101,282	$700,383	$6,130,894	$2,043,501
Denominator:
Weighted-average shares outstanding	34,502,500	11,500,100	34,502,500	11,500,100
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.18	$0.18

	For the Three Months Ended September 30, 2025		For the Period from June 6, 2025 (Inception) Through September 30, 2025
Basic and diluted net loss per ordinary share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss excluding non-controlling interest	$(16)	$(64,202)	$(22)	$(88,182)
Denominator:
Weighted-average shares outstanding	2,500	10,000,100	2,500	10,000,100
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Securities and Sponsor Securities

On June 20, 2025, the Sponsor received 9,487,500 Class B units of Opco for no consideration and purchased 9,487,500 corresponding Class B ordinary shares of the Company, par value $0.0001, 2,500 of the Company’s Class A ordinary shares, 100 Class A units of Opco and 100 corresponding Class B ordinary shares of the Company for an aggregate consideration of $26,000. Of the aggregate consideration, Opco received $1,000 for the Class A units and the Company received $25,000 for the Class A ordinary shares and the Class B ordinary shares. The Company then subscribed and paid for 2,500 Class A units of Opco for $25,000.

On September 16, 2025, in exchange for their services as independent directors through the Company’s initial Business Combination, the Sponsor forfeited 90,000 Class B units of Opco, and 30,000 Class B units of Opco were issued to each of the Company’s independent director nominees; the Sponsor also transferred a corresponding number of Class B ordinary shares to the Company’s independent director nominees for approximately $0.000105 per share. The transfer of the Founder Securities (as defined below) to the holders is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Securities assigned to the holders on September 16, 2025 was $188,100 or $2.09 per share. The shares were transferred subject to a performance condition (i.e., providing services through a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Promissory Note — Related Party

On June 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing and payable on the earlier of September 30, 2026 or the completion of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there is no amount outstanding under the Note. The borrowings under the Note are no longer available.

Due to Related Party

From June 6, 2025 (inception) through September 30, 2026, the Sponsor paid Company liabilities amounting to $50,000 on the Company’s behalf. During the same period, the Company paid expenses on behalf of the Sponsor and other related parties in the amount of $21,220. As of September 30, 2026 and December 31, 2025, the amount due to related party was $28,780 and $29,173, respectively.

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on October 1, 2025, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services provided to the Company and certain legal expenses of the Sponsor or related to its formation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $180,000 in fees for these services, respectively, all of which remains unpaid. As of September 30, 2026 and December 31, 2025, $240,000 and $60,000, respectively, were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2025 and for the period from June 6, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2026 and December 31, 2025.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Deferred Legal Fee

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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 2,500 Class A ordinary shares issued and outstanding, excluding the 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 11,500,100 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Prior to the Company’s initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment of directors. In addition, prior to the completion of the Company’s initial Business Combination, holders of a majority of the Class B ordinary shares may remove a member of the board for any reason. The provisions of the Company’s amended and restated memorandum and articles of association governing the appointment or removal of directors prior to the Company’s initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Class B ordinary shares.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026 and December 31, 2025, there were an aggregate of 34,502,600 Class A units of Opco outstanding (34,502,500 Class A units held by Rice Acquisition Corporation 3 and 100 Class A units held by the Sponsor) and 11,500,000 Class B units of Opco outstanding.

Warrants — As of September 30, 2026 and December 31, 2025, there were 5,750,000 Public Warrants and 10,650,000 Private Placement Warrants issued and outstanding.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

RICE ACQUISITION CORPORATION 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30, 2026	December 31, 2025
Cash held in Trust Account	$357,893,039	$348,401,782
Cash	2,131,131	2,585,142

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 6, 2025 (Inception) Through September 30, 2025
General and administrative costs	$330,112	$66,787	$989,886	$91,732
Interest earned on cash held in Trust Account	$3,243,844	$—	$9,491,257	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated September 30, 2025, by and among the Company, Opco and the Trustee (the “Trust Agreement”).

NOTE 8 — VARIABLE INTEREST ENTITY

The Company consolidates a VIE when the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE, which could potentially be significant to the VIE, and, as a result, is considered the primary beneficiary of the VIE.

Opco — On June 10, 2025, the Company formed and registered a subsidiary, Opco, a Cayman Islands limited liability company, pursuant to the Limited Liability Companies Act (As Revised) for the sole purpose of effecting the initial Business Combination. On June 20, 2025, Opco issued 100 Class A units to the Sponsor in exchange for $1,000, 2,500 Class A units to the Company in exchange for $25,000, and 9,487,500 Class B units to the Sponsor for no consideration. Only Class A units of Opco provide holders with voting rights.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

As of September 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities that were measured at fair value on a recurring basis.

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

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our only activities from June 6, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence expenses in connection with identifying a target company for a Business Combination.

For the three months ended September 30, 2026, we had a net income of $2,913,732, which consisted of interest earned on cash held in the Trust Account of $3,243,844, offset by general and administrative costs of $330,112.

For the nine months ended September 30, 2026, we had a net income of $8,501,371, which consisted of interest earned on cash held in the Trust Account of $9,491,257, offset by general and administrative costs of $989,886.

For the three months ended September 30, 2025, we had a net loss of $66,787, which consisted of formation, general and administrative costs.

For the period from June 6, 2025 (inception) through September 30, 2025, we had a net loss of $91,732, which consisted of formation, general and administrative costs.

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

At September 30, 2026, we had cash held in the Trust Account of $357,893,039. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income earned on the funds held in the Trust Account to fund our working capital requirements, subject to an annual limit of 5.0% of the interest earned on cash held in the Trust Account, or to pay our franchise and income taxes (such amounts in the aggregate, “permitted withdrawals”), if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account (if any) will be sufficient to fund any permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2026, we had cash of $2,131,131 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

For the nine months ended September 30, 2026, net cash used in operating activities was $360,511. Net income of $8,501,371 was affected by interest earned on the funds held in the Trust Account of $9,491,257. Changes in operating assets and liabilities provided $629,375 of cash from operating activities.

For the period from June 6, 2025 (inception) through September 30, 2025, cash provided by operating activities was $422. The net loss of $91,732 was offset by payment of formation, general and administrative costs of $75,770 using funds loaned to us under the promissory note from the Sponsor, and formation costs applied to prepaid expenses contributed by the Sponsor of $16,384.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, management has determined that we have sufficient cash and working capital to fund our operating needs and meet our obligations for a period of at least one year from the date the unaudited condensed consolidated financial statements included in this Quarterly Report are issued, and that there is no liquidity shortfall within the assessment period. However, we have until October 2, 2027 to consummate an initial Business Combination, and it is uncertain that we will be able to complete an initial Business Combination by that date. If we do not complete an initial Business Combination by October 2, 2027 or, if the Sponsor exercises its three-month extension option, January 2, 2028 and do not obtain an extension in accordance with our governing documents, we will be required to cease all operations except for the purpose of winding up, redeem the Public Shares and liquidate. Because the mandatory liquidation date falls within one year after the date the unaudited condensed consolidated financial statements included in this Quarterly Report are issued (assuming the Sponsor does not exercise its three-month extension option), and the requirement to liquidate and dissolve is outside of our control, management has concluded that substantial doubt exists about our ability to continue as a going concern. Management’s plans to complete an initial Business Combination before the mandatory liquidation date are not considered probable of being effectively implemented within the meaning of ASC 205-40, and accordingly, such substantial doubt has not been alleviated. The unaudited condensed consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RICE ACQUISITION CORPORATION 3

Date: November 12, 2026	By:	/s/ J. Kyle Derham
	Name:	J. Kyle Derham
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ James Wilmot Rogers
	Name:	James Wilmot Rogers
	Title:	Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)